Form 10-K
period 1993-12-31
CALIFORNIA WATER SERVICE CO
filed 1994-03-22
CIK 16422

				      Total Number of Pages - 109
	   UNITED STATES SECURITIES AND EXCHANGE COMMISSION
			Washington, D.C. 20549

			      FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the fiscal year ended December 31, 1993
				  OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from ..............to....................
Commission file No.  0-464

		   CALIFORNIA WATER SERVICE COMPANY
	(Exact name of registrant as specified in its charter)
      California                         94-0362795
(State or other jurisdiction (I.R.S. Employer Identification No.) of Incorporation)
1720 North First Street, San Jose California           95112
 (Address of Principal Executive Offices)            (Zip Code)
	      1-408-451-8200
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class       Name of Each Exchange on Which Registered

      None                           Not Applicable

Securities registered pursuant to Section 12(g) of the Act:

	       Cumulative Preferred Stock, Par Value, $25
			   (Title of Class)
		       Common Stock, No Par Value
			   (Title of Class)

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days.  Yes  X    No

The aggregate market value of the voting stock held by nonaffiliates of the Registrant - $20,651,748 at March 8, 1994.

Common stock outstanding at March 8, 1994 - 5,697,034 shares.

			    EXHIBIT INDEX
The exhibit index to this Form 10-K is on page 28.

		DOCUMENTS INCORPORATED BY REFERENCE

       Designated portions of Registrant's Annual Report to Shareholders for the calendar year ended December 31, 1993 ("1993 Annual Report") are incorporated by reference in Part I (Item 1),
Part II (Items 5, 6, 7 and 8) and in Part IV (Item 14(a)(1))

       Designated portions of the Registrant's Proxy Statement dated March 16, 1994, relating to the 1994 annual meeting of shareholders ("Proxy Statement") are incorporated by reference in
Part III (Items 10, 11 and 12) as of the date the Proxy Statement was filed with the Securities and Exchange Commission.

			TABLE OF CONTENTS



							  Page
 PART I

     Item  1. Business...............................       5

	   a. General Development of Business .......       5
	      Regulation and Rates ..................       5

	   b. Financial Information about
	      Industry Segments .....................       7

	   c. Narrative Description of
	      Business ..............................       7
	      Geographical Service Areas
	      and Number of Customers at
	      Year-End ..............................       8
	      Water Supply ..........................       9
	      Utility Plant Construction Program
	      and Acquisitions ......................      12
	      Quality of Supplies ...................      12
	      Competition and Condemnation ..........      12
	      Environmental Matters .................      13
	      Human Resources........................      13

	   d. Financial Information about
	      Foreign and Domestic Operations
	      and Export Sales ......................      13

     Item  2. Properties ............................      14

     Item  3. Legal Proceedings .....................      14

     Item  4. Submission of Matters to a Vote of
	      Security Holders.......................      14

     Executive Officers of the Registrant ...........      15

PART II

     Item  5. Market for Registrant's
	      Common Equity and Related
	      Stockholder Matters ....................     16

     Item  6. Selected Financial Data ...............      16

     Item  7. Management's Discussion and
	      Analysis of Financial Condition
	      and Results of Operations .............      16

     Item  8. Financial Statements and
	      Supplementary Data ....................      16

     Item  9. Changes in and Disagreements with
	      Accountants on Accounting and Financial
	      Disclosure.............................      17

PART III

     Item 10. Directors and Executive Officers
	      of the Registrant .....................      17

     Item 11. Executive Compensation ................      17

     Item 12. Security Ownership of Certain
	      Beneficial Owners and
	      Management ............................      17

     Item 13. Certain Relationships and Related
	      Transactions ..........................      17

PART IV

     Item 14. Exhibits, Financial Statement
	      Schedules, and Reports on
	      Form 8-K ..............................      18


Signatures ..........................................      20

Schedules ...........................................      22

Exhibit Index .......................................      28

Exhibits ............................................      33

				PART I


Item 1.  Business.

     a.  General Development of Business.

	 California Water Service Company (the "Company") is a public utility water company which owns and operates 20 water systems serving 38 cities and communities and adjacent territories in California with an estimated population of more than 1,400,000. Prior to 1993, the Company had 21 operating districts; however, during 1993, the San Carlos and San Mateo districts were consolidated to become the Mid-Peninsula district.

	 The Company, one of the largest investor-owned water companies in the United States, was incorporated under the laws of the State of California on December 21, 1926. Its principal executive offices are located at 1720 North First Street, San Jose, California, and its mailing address is Post Office Box 1150, San Jose, California 95108 (telephone number: 1-408-451-8200). The Company's Common Stock is traded in the over-the-counter market and is quoted by the National Association of Securities Dealers Automated Quotation System (NASDAQ) under the symbol CWTR. The Company is currently in the process of seeking to list its common shares on the New York Stock Exchange.

	 During the fiscal year ended December 31, 1993 (the "1993 fiscal year"), there were no significant changes in the kind of products produced or services rendered by the Company, or in the Company's markets or methods of distribution.

	 Regulation and Rates.

	 The Company is subject to regulation of its rates, service and other matters affecting its business by the Public Utilities Commission of the State of California
	 ("Commission" or "PUC").

	 The Company's systems, which are operated as 20 separate districts in the State of California, are not integrated with one another, and except for allocation of general office expenses and the determination of cost of capital, the expenses and revenues of individual districts are not affected by operations in other districts. Cost of capital (i.e. return on debt and equity) is determined on a Company-wide basis. Otherwise, the PUC requires that each district be considered a separate and distinct entity for rate-making purposes.

	 The California Public Utilities Commission requires that water rates for each Company operating district be determined independently. Each year the Company attempts to file general rate increase applications for approximately one-third of its operating districts. According to its rate case processing procedures for water utilities, the Commission attempts to issue decisions within eight months of acceptance of the Application. Rates are set prospectively for a three-year period, with a provision for step increases to maintain the authorized rate of return. Offset rate adjustments are also allowed as required for changes in purchased water, power and pump tax costs.

	 During 1993, general rate increase applications were filed with the Commission requesting rate relief of $2,100,000 in three Company districts based upon a rate of return on common equity of 12%. However, in recent proceedings, the Commission has authorized a rate of return on common equity of about 10.50%. Public hearings for these cases have been scheduled for late March 1994. In the meantime, step increases for 15 districts totaling approximately $2,233,000 were authorized in January 1994.

	 The Company received two general rate case decisions in 1993. In April, the Commission issued a decision on general rate cases filed in July 1991 for six districts, authorizing $390,000 in additional revenue based on a return on common equity of 11.50%. Then in August 1993, the Commission issued a decision on general rate cases filed in July 1992 for seven districts, providing a revenue increase of $3,408,000 based on a return on common equity of 11%.

	 In November 1992, hearings began in the Commission's investigation of the current financial and operational risks which confront water utilities. This investigation addresses two of the most significant challenges to the California water industry--water supply and water quality and their effect on appropriate rates of return to be authorized by the Commission. The California Water Association retained expert witnesses to put forth the industry's position. The hearings concluded in 1993 and the Commission is expected to issue its decision sometime in 1994.

	 Interim rate relief in the Stockton district totaling $1,900,000 was granted by the Commission in July 1993 for changes in purchased water expense, purchased power costs and pump taxes. The Commission staff's continuing review of these costs had delayed recovery since 1989 when the amended Stockton supplemental water purchase contract was first implemented. As part of the staff's continuing review of the amended contract, an independent consultant was hired by the Commission staff to review the amended contract and a report is expected in early 1994.

	 Two additional offset changes relating to the cost of surface water supplies were issued by the Commission during the past year. The first decision authorized rate relief totaling $3,500,000 effective July 1, 1993, to cover the increased cost of purchased water from the Metropolitan Water District of Southern California to serve the Company's four Los Angeles area districts, and the second decision authorized a rate reduction beginning in July and August totaling $4,300,000 for customers in the Company's three San Francisco Peninsula districts to reflect a 33% decrease in the cost of purchased water from the wholesale supplier, the San Francisco Water Department. Additional offset rate relief of $637,000 was granted for the Bakersfield district in November 1993 to allow for adjustments in the district's water production expense balancing account as permitted under the rate-making process.

	 The Company's headquarters in San Jose was recently renovated and expanded with the addition of a new engineering-water quality building to accommodate increased staffing levels. This was the first remodeling and expansion since expansion of facilities to accommodate the Company's Information System Department in 1972. As permitted by a prior Commission order, an advice letter to recover the increased costs due to the renovation and expansion was filed with the CPUC in late 1993 requesting approximately $360,000 in additional revenue.

b.       Financial Information about Industry Segments.

	 The Company has only one business segment.

c.       Narrative Description of Business.

	 The sole business of the Company consists of the pro-duction, purchase, storage, purification, distribution and sale of water for domestic, industrial, public, and irrigation uses, and for fire protection. The Company's business fluctuates according to the demand for water, which is partially dictated by seasonal conditions, such as summer temperatures or the amount and timing of rain during the year. The Company holds such franchises or permits in the communities it serves as it judges necessary to operate and maintain its facilities in the public streets. The Company distributes its water to customers in accordance with accepted water utility methods, which include pumping from storage and gravity feed from high elevation reservoirs.

	 Geographical Service Areas and Number of Customers at Year-End.

	 The principal markets for the Company's products are users of water within the Company's service areas. The Company's geographical service areas and the approximate number of customers served in each at December 31, 1993, are as follows:

SAN FRANCISCO BAY AREA
     Mid-Peninsula (San Mateo and San Carlos)        35,200
     South San Francisco (including Colma
       and Broadmoor)                                15,300
     Bear Gulch (including Menlo Park, Atherton,
       Woodside and Portola Valley)                  17,100
     Los Altos (including Los Altos
       and portions of Cupertino, Los Altos
       Hills, Mountain View and Sunnyvale)           17,700
     Livermore                                       14,700
								100,000

SACRAMENTO VALLEY
     Chico (including Hamilton City)                 20,100
     Oroville                                         3,500
     Marysville                                       3,800
     Dixon                                            2,700
     Willows                                          2,200
								 32,300
SALINAS VALLEY
     Salinas                                         22,600
     King City                                        1,800
								 24,400
SAN JOAQUIN VALLEY
     Bakersfield                                     54,300
     Stockton                                        40,700
     Visalia                                         25,500
     Selma                                            4,600
								125,100
LOS ANGELES AREA
     East Los Angeles (including portions
     of City of Commerce and Montebello)             26,400
     Hermosa Beach and Redondo Beach (including
       portions of Torrance)                         24,700
     Palos Verdes (including Palos Verdes
       Estates, Rancho Palos Verdes, Rolling
       Hills Estates and Rolling Hills)              23,400
     Westlake (portion of Thousand Oaks)              6,600
								81,100

TOTAL                                                          362,900

	 Water Supply

	 The Company's water supply is obtained from wells, surface runoff or diversion and by purchase from public agencies and other suppliers. The effects of the recent California drought (which ended after the 1992-93 winter) are discussed below. Except for periods of drought, the Company in the past has had adequate water supplies to meet the existing requirements of its service areas.

	 The Company delivered approximately 95 billion gallons of water during the 1993 fiscal year, of which approximately 50% was obtained from wells, and 50% was purchased from the following suppliers:

			    % of
			   Supply
District                   Purchased  Source of Purchased Supply

SAN FRANCISCO BAY AREA

  Mid-Peninsula            100%       San Francisco Water Department

  South San Francisco       74%       San Francisco Water Department

  Bear Gulch                86%       San Francisco Water Department

  Los Altos                 67%       Santa Clara Valley Water District

  Livermore                 73%       Alameda County Flood Control
				      and Water Conservation District


SACRAMENTO VALLEY

  Oroville                  81%       Pacific Gas and Electric Company
			     1%       County of Butte


SAN JOAQUIN VALLEY

  Bakersfield               21%       Kern County Water Agency

  Stockton                  72%       Stockton-East Water District


LOS ANGELES AREA

  East Los Angeles          99%       Central Basin Municipal
				      Water District

			    % of
			   Supply
District                   Purchased  Source of Purchased Supply

LOS ANGELES AREA (Continued)

  Hermosa Beach and Redondo
  Beach                    100%       West Basin Municipal
				      Water District

  Palos Verdes             100%       West Basin Municipal
				      Water District

  Westlake                 100%       Russell Valley Municipal
				      Water District

	 The balance of the required supply for the above districts is obtained from wells, except for Bear Gulch where the balance is obtained from surface runoff from a local watershed.

	 The Chico, Marysville, Dixon and Willows districts in the Sacramento Valley, the Salinas and King City districts in the Salinas Valley, and the Selma and Visalia districts in the San Joaquin Valley obtain their entire supply from wells. In these districts, although groundwater levels have declined during the six consecutive years of below normal precipitation (1986-1992), they remain, in the opinion of the Company, adequate for anticipated future needs. However, in the Salinas Valley, declining water tables have resulted in salt water intrusion in some areas adjacent to Monterey Bay. Operational changes have been made in the Salinas district in an attempt to retard the movement of salt water toward the Company's production wells. Pumping of vulnerable wells has been curtailed and supply supplemented by boosting water from other zones.
	 The Company continues to cooperate with the Monterey County Water Resources Agency and other groups on long-term mitigation plans.

	 Purchases for the Los Altos, Livermore, Oroville, Stockton and Bakersfield districts are pursuant to long-term contracts expiring on various dates after 2011, except for the Livermore contract which expired in July 1992. Discussions with Zone 7 of the Alameda County Flood Control and Water Conservation District regarding the renewal of the contract are currently in progress and a new contract is expected to be completed within a few months. The contract, which expired in July 1992, requires water deliveries to continue for two years after the expiration of the contract. The supplies for the East Los Angeles, Hermosa-Redondo, Palos Verdes and Westlake districts are provided to the Company by public agencies pursuant to an obligation of continued nonpreferential service to persons within their boundaries.

	 Purchases for the South San Francisco, Mid-Peninsula and
	 Bear Gulch districts are pursuant to long-term contracts with the San Francisco Water Department expiring June 30, 2009.

	 Water supplies in California's major reservoirs were at
	 22.4 million acre feet on January 1, 1994, almost doubled that recorded one year earlier when the state was in its sixth year of drought. The state's current reservoir supply, which is at average for this time of year, was replenished during 1993 as a result of the abundant runoff which followed the above average precipitation of the 1992-93 winter season. Twelve Company districts receive all or a portion of their supply from surface water runoff captured by state and local reservoirs. While overall reservoir storage remained normal at the start of 1994, the snowpack in the Sierra on January 3, 1994, was approximately 45% of average for this date, indicating that the 1993-94 water year has started significantly drier than last year's above average season. Subsequent storms in mid-February 1994 have greatly increased the Sierra snowpack.

	 Although substantial reserves remain in underground aquifers which serve 16 Company districts, many groundwater tables have not fully recovered from the effects of the drought. Taking this into consideration, together with the fact that California will continue to have long-term water supply problems with future growth, the Company will maintain its water conservation efforts through a variety of customer programs initiated during the drought. The state's improved supply conditions have eliminated the need for water rationing.

	 While not under a mandatory rationing program during 1994, customers in the Company's Salinas district will be asked to voluntarily cut water use by 15% to conform to a new local ordinance. The new law, which places water use restrictions on both urban and agricultural users in Monterey County, is part of an overall program to curtail ocean salt water intrusion. Possible program options include: The use of additional supplies from southern Monterey County reservoirs for imported surface water and groundwater recharge; the use of 20,000 acre feet of reclaimed water from the Regional Water Treatment plant in Marina, recycled for irrigation use and groundwater recharge; restrictions placed upon the Salinas Valley's urban and agricultural communities on water use; and the possible development of a new dam and reservoir in the County's Arroyo Seco area for reserve storage and recharge of the underground through the Salinas and Arroyo Seco Rivers.

	 Utility Plant Construction Program and Acquisitions.

	 The Company is continually extending and enlarging its facilities as required to meet increasing demands and to maintain its service. Capital expenditures for these purposes and for the replacement of existing facilities amounted to approximately $29 million in 1993. Financing was obtained from funds from operations, temporary cash investments, first mortgage bonds, advances for construction, and contributions in aid of construction as set forth in the section entitled "Statement of Cash Flows" on page 20 of the Company's 1993 Annual Report and is incorporated herein by reference. Advances for construction of main extensions are received by the Company from subdivision developers under the rules of the PUC. These advances are refundable without interest over a period of years. Contributions in aid of construction consist of nonrefundable cash deposits or facilities received from developers.

	 The Company now estimates that additions and improvements to its facilities during 1994 will amount to approximately $21,600,000 (exclusive of additions and improvements financed through advances for construction and contributions in aid of construction), which is expected to be financed with internally generated funds and short-term borrowings to be replaced by funds from issuance of approximately 600,000 shares of common stock during the year or from the issuance of first mortgage bonds.

	 In November 1992, the Company executed a Stock Purchase Agreement to acquire Del Este Water Company located in Modesto, California, through an exchange of common stock. However, in August 1993, the Company elected not to pursue the purchase after the City of Modesto initiated condemnation proceedings to acquire the system from the present owner.

	 Quality of Supplies.

	 The Company maintains procedures to produce potable water in accordance with accepted water utility practice. All water entering the distribution systems from surface sources is chlorinated and in most cases filtered. Samples of water from each district are analyzed regularly by Company bacteriologists.

	 Competition and Condemnation.

	 The Company is a public utility regulated by the PUC. The Company provides service within filed service areas approved by the PUC. Under the laws of the State of California, no privately owned public utility may compete with the Company in any territory already served by the Company without first obtaining a certificate of public convenience and necessity from the PUC. Under PUC practice, such certificate will be issued only on a showing that the Company's service in such territory is inadequate.

	 California law also provides that whenever a public agency constructs facilities to extend a utility service into the service area of a privately owned public utility, such an act constitutes the taking of property and for such taking the public utility is to be paid just compensation.

	 Under the constitution and statutes of the State of California, municipalities, water districts and other public agencies have been authorized to engage in the ownership and operation of water systems. Such agencies are empowered to condemn properties already operated by privately owned public utilities upon payment of just compensation and are further authorized to issue bonds (including revenue bonds) for the purpose of acquiring or constructing water systems. To the Company's knowledge, no municipality, water district or other public agency has pending any action to condemn any of the Company's systems.

	 Environmental Matters.

	 The Company is subject to environmental regulation by various governmental authorities. Compliance with federal, state and local provisions which have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, has not had, as of the date of filing of this Form lO-K, any material effect on the Company's capital expenditures, earnings or competitive position. No such material effect is anticipated for the fiscal years ending December 31, 1994 and 1995.

	 Human Resources.

	 As of December 31, 1993, the Company had 614 employees, of whom 150 were executive and administrative officials and supervisory employees, and 464 were members of unions. The Company presently has two-year collective bargaining agreements expiring December 31, 1995, with the Utility Workers of America, AFL-CIO, representing the majority of employees, and the International Federation of Professional and Technical Engineers, AFL-CIO, representing certain engineering department employees.

    d.   Financial Information about Foreign and Domestic
	 Operations and Export Sales.

	 The Company makes no export sales.

Item 2.  Properties.

	 The Company's physical properties consist of offices and water systems for the production, storage, purification, and distribution of water. These properties are located in or near the service areas listed above in the section entitled "Water Supply." The Company maintains all of its properties in good operating condition.

	 The Company holds all its principal properties in fee, subject to the lien of the indenture securing the Company's first mortgage bonds, of which there were outstanding at December 31, 1993, $129,608,000 in principal amount.

Item 3.  Legal Proceedings.

	 The Company is involved in only routine litigation which is incidental to the business.

Item 4.  Submission of Matters to a Vote of Security Holders.

	 No matters were submitted to a vote of security holders in the fourth quarter of fiscal year 1993.

Executive Officers of the Registrant.

Name                Positions and Offices with the Company        Age


C. H. Stump         Chairman of the Board since 1991, Chief
		    Executive Officer 1991 to May 1992.
		    Director since 1976, and Member of             68
		    Executive Committee since 1977.
		    Mr. Stump was Secretary of the
		    Company from 1959 to 1966, Secretary and
		    Treasurer from 1966 to 1975, Executive
		    Vice President from 1975 to 1981,
		    President and Chief Operating Officer
		    from 1981 to 1986, and President and Chief
		    Executive Officer from 1986 to 1992.

Donald L. Houck     President, Chief Executive Officer             61
		    since May 1992.  Director since 1988.
		    Mr. Houck was Executive Vice President
		    and Chief Operating Officer from 1986
		    to 1992 and a Vice President since 1977.
		    Prior to that, Mr. Houck was a supervising engineer with the California Public
		    Utilities Commission with eighteen years experience in the rate-making process.

Harold C. Ulrich    Vice President and Chief Financial             64
		    Officer since 1976 and Treasurer since
		    1975.  Mr. Ulrich was Controller of the
		    Company from 1966 to 1975.

Kenneth J. Roed     Vice President, Corporate Communications,      64
		    since 1988.  Mr. Roed was previously
		    employed by the Company for 12 years as
		    Assistant to the President and Director of Corporate Communications.

Francis S. Ferraro  Vice President since August 1989. Mr.          44
		    Ferraro previously had 15 years experience in regulatory matters with the California Public
		    Utilities Commission, from June 1985 in the capacity of an administrative law judge.

Raymond H. Taylor   Vice President since April 1990.  Mr. Taylor   48
		    had been director of water quality since
		    1986 and previously had been employed by the Environmental Protection Agency before joining the Company in 1982.

Gerald F. Feeney    Controller, Assistant Secretary and            49
		    Assistant Treasurer since 1976.
		    From 1970 to 1976, Mr. Feeney was
		    a manager with Peat Marwick Mitchell & Co.

Helen Mary Kasley  Secretary and Legal Counsel since              42
		   1993.  From 1990 to 1992, Mrs. Kasley
		   was Secretary. From 1986 to 1990, she was an associate attorney with McCutchen,
		   Doyle, Brown & Enersen.

John S. Simpson    Assistant Secretary since 1992.  Mr.            49
		   Simpson has been Manager of New Business
		   Development for the past nine years
		   and has held various management positions with the Company since 1967.

No officer or director has any family relationship to any other executive officer or director. No executive officer is appointed for any set term. There are no agreements or understandings between any executive officer and any other person pursuant to which he was selected as an executive officer, other than those with directors or officers of the Company acting solely in their capacities as such.

				 PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder
	 Matters.

	 The information required by this item is contained in the section captioned "Quarterly Financial and Common Stock Market Data" on page 26 of the Company's 1993 Annual Report and is incorporated herein by reference. The number of holders listed in such section includes the Company's record holders and also individual participants in security position listings.

Item 6.  Selected Financial Data.

	 The information required by this item is contained in the section captioned "California Water Service Company Ten Year Financial Review" on pages 12 and 13 of the Company's 1993 Annual Report and is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

	 The information required by this item is contained in the sections captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations," on pages 14 and 15 of the Company's 1993 Annual Report and is incorporated herein by reference.


Item 8.  Financial Statements and Supplementary Data.

	 The information required by this item is contained in the sections captioned "Balance Sheet," "Statement of Income," "Statement of Common Shareholders' Equity," "Statement of Cash Flows," "Notes to Financial Statements" and "Independent Auditors' Report" on pages 16 through 27 of the Company's 1993 Annual Report and is incorporated herein by reference.

Item 9.  Changes in and Disagreements with Accountants on
	 Accounting and Financial Disclosure.

	 None.



				PART III

Item 10. Directors and Executive Officers of the Registrant.

	 Information regarding executive officers of the Company is included in a separate item captioned "Executive Officers of the Registrant" contained in Part I of this report. The information required by this item as to directors of the Company is contained in the section captioned "Election of Directors" on pages 2 through 5 of the Proxy Statement and is incorporated herein by reference. (The proxy statement was filed under EDGAR on March 14, 1994).

Item 11. Executive Compensation.

	 The information required by this item as to directors and executive officers of the Company is contained in the section captioned "Compensation of Executive Officers" on pages 7 and 8 of the Proxy Statement and is incorporated herein by reference. (The proxy statement was filed under EDGAR on March 14, 1994).

Item 12. Security Ownership of Certain Beneficial Owners and
	 Management.

	 The information required by this item is contained in the sections captioned "Election of Directors," "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Management" pages 2 through 4 and 12 and 13, respectively, of the Proxy Statement and is incorporated herein by reference. (The proxy statement was filed under EDGAR on March 14, 1994).

Item 13. Certain Relationships and Related Transactions.

	 None.

				PART IV

Item 14. Exhibits, Financial Statement Schedules, and
	 Reports on Form 8-K.

	 (a)  (1)  Financial Statements:

	      Balance Sheet as of December 31, 1993 and 1992.

	      Statement of Income for the years ended
	      December 31, 1993, 1992, and 1991.

	      Statement of Common Shareholders' Equity for the years ended December 31, 1993, 1992, and 1991.

	      Statement of Cash Flows for the years
	      ended December 31, 1993, 1992, and 1991.

	      Notes to Financial Statements, December 31,
	      1993, 1992, and 1991.

	      The above financial statements are contained in sections bearing the same captions on pages 16 through 26 of the Company's 1993 Annual Report and are incorporated herein by reference.

	      (2) Financial Statement Schedules:

	      Schedule
	      Number

		 -           Independent Auditors' Report
			     on Schedules, January 21, 1994.

		 V           Property, Plant, and Equipment --
			     years ending December 31, 1993,
			     1992, and 1991.

		VI           Accumulated Depreciation of Property,
			     Plant, and Equipment--years ending
			     December 31, 1993, 1992, and 1991.

	      VIII Valuation and Qualifying Accounts and Reserves--years ending December 31, 1993, 1992, and 1991.

		 X           Supplementary Income Statement
			     Information--years ending December 31,
			     1993, 1992, and 1991.

	       All other schedules are omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

	 (3) Exhibits required to be filed by Item 601 of Regulation S-K.

	 See Exhibit Index on page 27 of this document which is incorporated herein by reference.

	 The exhibits filed herewith are attached hereto (except as noted) and those indicated on the Exhibit Index which are not filed herewith were previously filed with the Securities and Exchange Commission as indicated. Except where stated otherwise, such exhibits are hereby incorporated by reference.

	 Exhibits filed herewith and attached hereto under separate cover will be furnished to security holders of the Company upon written request and payment of a fee of $.30 per page which fee covers only the Company's reasonable expenses in furnishing such exhibits.

	 (b) Report on Form 8-K.

	 None required to be filed during the last quarter of 1993.

			       SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


				     CALIFORNIA WATER SERVICE COMPANY


Date: March 16, 1994                By /s/ Donald L. Houck
				       DONALD L. HOUCK, President and
				       Chief Executive Officer

	 Pursuant to the requirements of the Securities Exchange
	 Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:



Date: March 16, 1994            /s/ William E. Ayer
				 WILLIAM E. AYER, Member,
				 Board of Directors

Date: March 16, 1994            /s/ Robert W. Foy
				 ROBERT W. FOY, Member,
				 Board of Directors

Date: March 16, 1994            /s/ Edward D. Harris, Jr.
				 EDWARD D. HARRIS, JR. M.D., Member,
				 Board of Directors

Date: March 16, 1994            /s/ Donald L. Houck
				 DONALD L. HOUCK
				 President, Chief Executive
				 Officer, Member,
				 Board of Directors

Date: March 16, 1994            /s/ Robert K. Jaedicke
				 ROBERT K. JAEDICKE, Member,
				 Board of Directors

Date: March 16, 1994            /s/ Roscoe Moss, Jr.
				 ROSCOE MOSS, JR., Member,
				 Board of Directors

				/s/
				 L. W. LANE, JR., Member,
				 Board of Directors

Date: March 16, 1994            /s/ C. H. Stump
				 C. H. STUMP, Chairman of the
				 Board, Member, Board of Directors

Date: March 16, 1994            /s/ Edwin E. Van Bronkhorst
				 EDWIN E. VAN BRONKHORST, Member,
				 Board of Directors

Date: March 16, 1994            /s/ Harold C. Ulrich
				 HAROLD C. ULRICH,
				 Vice President, Chief Financial
				 and Treasurer

Date: March 16, 1994            /s/ Gerald F. Feeney
				 GERALD F. FEENEY, Controller

	       Independent Auditors' Report on Schedules


Shareholders and Board
  of Directors
California Water Service Company :


Under date of January 21, 1994, we reported on the balance sheets of California Water Service Company as of December 31, 1993 and 1992, and the related statements of income, common shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1993, as contained in the 1993 annual report to shareholders. These financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 1993. In connection with our audits of the aforementioned financial statements, we also audited the related financial statement Schedules V, VI, VIII and X.
These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion, such financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.







San Jose, California                /s/ KPMG Peat Marwick
January 21, 1994

			       CALIFORNIA WATER SERVICE COMPANY                     SCHEDULE V
				 Property, Plant and Equipment
			 Years Ending December 31, 1993, 1992 and 1991

       Classification                                    1993            1992            1991
  Utility Plant:
       Source of supply plant                         $14,230,230     $13,595,710     $13,423,454
       Pumping plant                                   38,336,601      35,877,503      32,889,989
       Water treatment plant                            6,169,057       5,841,979       4,284,069
       Transmission and distribution plant            436,321,598     414,495,854     388,870,701
       General plant                                   27,540,124      25,361,766      18,526,371
       Undistributed items                                 16,501          39,409          15,277
						    -------------   -------------   -------------
	 Total depreciable utility plant             $522,614,111    $495,212,221    $458,009,861

       Land                                             6,741,764       6,507,818       6,589,236
       Construction work in progress                    3,465,777       4,122,877       8,635,943
       Utility plant held for future use (land) (5)         -             330,639         158,052
						    -------------   -------------   -------------
						     $532,821,652    $506,173,555    $473,393,092
						    -------------   -------------   -------------
  Non-utility Property (5)                               $592,050        $261,610        $241,508
						    -------------   -------------   -------------

  Neither total additions nor total retirements exceeded 10% of the ending balance of utility plant.
       A summary of activity follows:
									  Utility Plant                        Non-utility Plant
						  ---------------------------------------------   ---------------------------------
						      1993            1992            1991          1993        1992        1991

	   Additions (notes 2, 4)                  $28,902,065     $35,186,813     $35,305,807       -           -           -
	   Retirements (note 4)                     (2,765,757)     (2,406,351)     (2,106,609)       (199)     (1,726)    (18,025)
	   Other changes (notes 3, 5)                  511,789           -               -         330,639      21,828       -
						  -------------   -------------   -------------   ---------   ---------   ---------
						   $26,648,097     $32,780,462     $33,199,198    $330,440     $20,102    ($18,025)
						  -------------   -------------   -------------   ---------   ---------   ---------

      Notes:
	   (1)  See note 1 to financial statements as to basis upon which the plant equipment is stated.
	   (2)  Represents additions of new or replacement facilities added to provide service to customers; funded principally by
		  advances for construction, contributions in aid of construction, sale of first mortgage bonds and operations.
	   (3)  Transfers between accounts.
	   (4)  1993 additions include $973,477 of assets added with the purchase of 1 water system; 1991 additions include
		  $1,576,515 of assets added with the purchase of 2 water systems.
	   (5)  Non-utility property is included on the balance sheet with other assets.  During 1993 Utility plant held for
		  future use was combined with non-utility plant.





																23

				  CALIFORNIA WATER SERVICE COMPANY                      Schedule  VI
			    Accumulated Depreciation of Property, Plant and Equipment
				Years Ending December 31, 1993, 1992 and 1991
									 Additions
							Balance at      charged to                         Balance
							 beginning        cost and                          at end
	      Classification                             of period         expense       Retirements     of period
       1993
	     Utility Plant:
	      Source of supply plant                    $8,189,801        $529,535         ($59,771)    $8,659,565
	      Pumping plant                             11,553,194       1,194,550         (549,779)    12,197,965
	      Water treatment plant                      1,304,309         149,932          (83,589)     1,370,652
	      Transmission and distribution main       104,642,216       8,368,856       (1,470,928)   111,540,144
	      General plant                              6,932,133       1,912,174         (947,751)     7,896,556
	      Undistributed items                           14,950           -               -              14,950
						      ------------     -----------      ------------  ------------
		Total depreciable utility plant       $132,636,603     $12,155,047      ($3,111,818)  $141,679,832  (2)
						      ------------     -----------      ------------  ------------
	     Non-utility Plant                             $19,148          $1,538           -             $20,686
						      ------------     -----------      ------------  ------------
       1992
	     Utility Plant:
	      Source of supply plant                    $7,766,168        $512,609         ($88,976)     $8,189,801
	      Pumping plant                             10,877,391       1,007,234         (331,431)     11,553,194
	      Water treatment plant                      1,227,001         102,164          (24,856)      1,304,309
	      Transmission and distribution main        98,137,614       7,591,561       (1,086,959)    104,642,216
	      General plant                              6,431,137       1,567,342       (1,066,346)      6,932,133
	      Undistributed items                           14,950           -               -               14,950
						       -----------     -----------      ------------   ------------
		Total depreciable utility plant       $124,454,261     $10,780,910      ($2,598,568)   $132,636,603  (2)
						       -----------     -----------      ------------   ------------
	     Non-utility Plant                             $19,148           -               -              $19,148
						       -----------     -----------      ------------   ------------
       1991
	    Utility Plant:
	     Source of supply plant                     $7,402,140        $552,152        ($188,124)     $7,766,168
	     Pumping plant                              10,266,517       1,029,776         (418,902)     10,877,391
	     Water treatment plant                       1,196,270          87,925          (57,194)      1,227,001
	     Transmission and distribution main         91,790,856       7,552,170       (1,205,412)     98,137,614
	     General plant                               5,635,467       1,404,844         (609,174)      6,431,137
	     Undistributed items                            14,950           -               -               14,950
						       -----------     -----------      ------------   ------------
	       Total depreciable utility plant        $116,306,200     $10,626,867      ($2,478,806)   $124,454,261  (2)
						       -----------     -----------      ------------   ------------
	     Non-utility Plant                             $19,148           -               -              $19,148
						       -----------     -----------      ------------   ------------

      Notes:
      (1) See note 1 to financial statements for statement with respect to depreciation policy of the Company.  Included
	  in these amounts, but not identified by asset category, are additions charged to the transportation clearing
	  account, construction overhead and contributions in aid of construction totalling $1,529,087 in 1993, $1,358,474
	  in 1992 and $1,273,854 in 1991.
      (2) Accumulated depreciation and amortization in the balance sheet includes accumulated amortization of intangible
	  assets of $170,446, $99,096 and $(21,687) at December 31, 1993, 1992 and 1991 respectively.
															       24

			   CALIFORNIA WATER SERVICE COMPANY                                                          Schedule VIII
		      Valuation and Qualifying Accounts and Reserves
		       Years Ended December 31, 1993, 1992 and 1991
										   Additions
								     ----------------------------
							 Balance at   Charged to     Charged to                            Balance
							  beginning    costs and          other                             at end
		   Description                            of period     expenses       accounts        Deductions        of period
- ----------------------------------------------------------------------------------------------------------------------------------
1993
(A) Reserves deducted in the balance sheet from assets to which they apply:

    Allowance for doubtful accounts                         $75,155     $316,748        $65,280  (3)     $384,487  (1)     $72,696
    Allowance for obsolete materials and supplies             5,000       72,000                           15,605  (2)      61,395
							-----------   ----------    -----------       -----------        ---------

(B) Reserves classified as liabilities in the balance sheet:

    Miscellaneous reserves:
    General Liability                                    $1,200,000     $330,000         44,401          $510,101  (2)  $1,064,300
    Employees' group health plan                            511,985    2,240,000          9,578         1,879,420  (2)     882,143
    Retirees' group health plan                                   0      480,000        267,360           510,360  (2)     237,000
    Workers compensation                                    226,386      497,043              0           572,906  (2)     150,523
    Deferred revenue - contributions
      in aid of construction                              1,247,256                     758,380           356,250  (6)   1,649,386
    Disability insurance                                     47,113                     255,017           204,778  (2)      97,352
							-----------   ----------   ------------       -----------        ---------
					       Total     $3,232,740   $3,547,043     $1,334,736        $4,033,815       $4,080,704
							-----------   ----------   ------------       -----------        ---------

    Contributions in aid of construction                $32,119,906                  $3,637,420  (4)     $841,548  (5) $34,915,778
							==========================================================================

1992
(A) Reserves deducted in the balance sheet from assets to which they apply:

    Allowance for doubtful accounts                         $79,767     $319,280        $66,374  (3)     $390,266  (1)     $75,155
    Allowance for obsolete materials and supplies             5,000      190,527                          190,527  (2)       5,000
							 ----------  ----------      ----------         ---------       ----------

(B) Reserves classified as liabilities in the balance sheet:

    Miscellaneous reserves:
    General Liability                                    $1,081,494     $315,443                         $196,937  (2)  $1,200,000
    Employees' group health plan                            322,404    2,842,000        248,696         2,901,115  (2)     511,985
    Workers compensation                                    188,120      487,153         32,112           480,999  (2)     226,386
    Deferred revenue - contributions
      in aid of construction                              1,058,112                     466,429           277,285  (6)   1,247,256
    Disability insurance                                     63,929                     239,296           256,112  (2)      47,113
							 ----------  -----------     ----------         ---------        ---------
					       Total     $2,714,059   $3,644,596       $986,533        $4,112,448       $3,232,740
							 ----------  -----------     ----------         ---------        ---------

    Contributions in aid of construction                $29,349,230                  $3,515,621  (4)     $744,945  (5) $32,119,906
							==========================================================================

													   Schedule VIII  (Contd.)

1991
(A) Reserves deducted in the balance sheet from assets to which they apply:

    Allowance for doubtful accounts                        $136,424     $215,232        $62,523  (3)    $334,412  (1)      $79,767
    Allowance for obsolete materials and supplies             5,000       99,710                          99,710  (2)        5,000
							 ----------   ----------     ----------        ---------         ---------

(B) Reserves classified as liabilities in the balance sheet:

    Miscellaneous reserves:
    General Liability                                    $1,128,392     $460,000                        $506,898  (2)   $1,081,494
    Employees' group health plan                            570,703    2,448,000        212,751        2,909,050  (2)      322,404
    Workers compensation                                    308,515      259,581         11,873          391,849  (2)      188,120
    Deferred revenue - contributions
      in aid of construction                                857,393                     438,875          238,156  (6)    1,058,112
    Disability insurance                                     42,598                     186,060          164,729  (2)       63,929
							  ---------   ----------     ----------        ---------         ---------
					       Total     $2,907,601   $3,167,581       $849,559       $4,210,682        $2,714,059
							  ---------   ----------     ----------        ---------         ---------

    Contributions in aid of construction                $26,895,401                  $3,161,855  (4)    $708,026  (5)  $29,349,230
							 ==========================================================================

Notes:
(1) Accounts written off during the year.
(2) Expenditures and other charges made during the year.
(3) Recovery of amounts previously charged to reserve.
(4) Properties acquired at no cost, cash contributions and net transfer on non-refundable balances from advances to construction.
(5) Depreciation of utility plant acquired by contributions charged to a balance sheet account.
(6) Amortized to revenue.
























															       26

								   Schedule X




		      CALIFORNIA WATER SERVICE COMPANY
		 Supplementary Income Statement Information
		Years Ended December 31, 1993, 1992 and 1991


					     1993          1992          1991
Taxes, other than payroll and income taxes:

City and county real and personal
    property taxes                     $2,939,000    $2,755,000    $2,650,000
Other taxes                            $1,452,000    $1,399,000    $1,167,000
				       __________    __________    __________

				       $4,391,000    $4,154,000    $3,817,000
				       ==========    ==========    ==========




All charges for maintenance and repairs, depreciation and amortization are stated separately in the statement of income. Amounts for royalties and advertising costs are inapplicable.



























									   27

			       EXHIBIT INDEX
							Sequential
							Page Numbers
Exhibit Number                                          in this Report


3.   Articles of Incorporation and By Laws:

     3.1   Restated Articles of Incorporation dated
	   March 20, 1968, Certificate of Ownership
	   Merging Palos Verdes Water Company into
	   California Water Service Company dated
	   December 22, 1972; Certificate of Amendment
	   of Restated Articles of Incorporation dated
	   April 7, 1975; Certificate of Amendment of
	   Restated Articles of Incorporation dated
	   April 16, 1984; Certificate of Amendment of
	   Restated Articles of Incorporation dated
	   July 31, 1987; Certificate of Amendment of
	   Restated Articles of Incorporation dated
	   October 19, 1987 (Exhibit 3.1 to Form 10-K
	   for fiscal year 1987, File No.  0-464).            28

     3.2   Certificates of Determination of Preferences
	   for Series C Preferred Stock (Exhibit 3.2 to
	   Form 10-K for fiscal year 1987, File No.
	   0-464).                                            28


     3.3   Certificate of Amendment of the Company's
	   Restated Articles of Incorporation dated
	   April 27, 1988.  (Exhibit 3.3 to Form 10-K
	   for fiscal year 1989, File No. 0-464).             28


     3.4   By-Laws dated September 21, 1977, as amended
	   November 19, 1980, April 21, 1982, June 15,
	   1983, September 17, 1984, and November 16,
	   1987 (Exhibit 3.3 to Form 10-K for fiscal
	   year 1987, File No. 0-464).                        28


     3.5   Amendment to By-laws dated May 16, 1988.
	   (Exhibit 3.5 to Form 10-K for fiscal year
	   1991, File No. 0-464)                              28


4.   Instruments Defining the Rights of Security
     Holders, including Indentures:

     Mortgage of Chattels and Trust Indenture dated
     April 1, 1928; Fifteenth Supplemental Indenture dated November 1, 1965; Sixteenth Supplemental
     Indenture dated November 1, 1966; Seventeenth
     Supplemental Indenture dated November 1, 1967;

     Twenty-First Supplemental Indenture dated
     October 1, 1972; Twenty-Fourth Supplemental
     Indenture dated November 1, 1973;  (Exhibits
     2(b), 2(c), 2(d), Registration Statement  No.
     2-53678, of which certain exhibits are
     incorporated by reference to Registration
     Statement Nos. 2-2187, 2-5923, 2-9681, 2-10517
     and 2-11093.)                                            29

     Twenty-Sixth Supplemental Indenture dated May 1,
     1976 (Exhibit 4 to Form 10-K for fiscal year 1986,
     File No. 0-464).                                         29

     Twenty-Seventh Supplemental Indenture dated
     November 1, 1977; Twenty-Eighth Supplemental
     Indenture dated May 1, 1978; Twenty-Ninth
     Supplemental Indenture dated November 1, 1979
     (Exhibit 4 to Form 10-K for fiscal year 1989, File
     No. 0-464).                                              29

     Thirty-Third Supplemental Indenture dated as
     of May 1, 1988, covering First Mortgage 9.48%
     Bonds, Series BB (Exhibit 4 to Form 10-Q
     September 30, 1988, File No. 0-464)                      29

     Thirty-Fourth Supplemental Indenture dated as
     of November 1, 1990, covering First Mortgage
     9.896% Bonds, Series CC (Exhibit 4 to Form 10-K
     for fiscal year 1990, File No. 0-464).                   29

     Thirty-Fifth Supplemental Indenture dated as of
     November 1, 1992, covering First Mortgage 8.63%
     Bonds, Series DD. (Exhibit 4 to Form 10-Q for
     dated September 30, 1992, File No. 0-464)                29

     Thirty-Sixth Supplemental Indenture dated as of
     May 1, 1993, covering First Mortgage 7.90% Bonds
     Series EE (Exhibit 4 to Form 10-Q dated June 30,
     1993, File No. 0-464)                                    29

     Thirty-Seventh Supplemental Indenture dated as
     of September 1, 1993, covering First Mortgage
     6.95% Bonds, Series FF (Exhibit 4 to Form 10-Q
     dated September 30, 1993, File No. 0-464)                29

     Thirty-Eighth Supplemental Indenture dated as
     of October 15, 1993, covering First Mortgage 6.98%
     Bonds, Series GG.                                        33

						      Sequential
						      Page Numbers
Exhibit No.                                           in this Report


10.  Material Contracts.

     10.1  Water Supply Contracts:  Supply Contract           30
	   between the Company and Alameda County
	   Flood Control and Water Conservation
	   District relating to the Company's
	   Livermore District; Water Supply Contract between the Company and the County of Butte relating to the Company's Oroville
	   District; Water Supply Contract between
	   the Company and the Kern County Water
	   Agency relating to the Company's Bakersfield
	   District; Water Supply Contract between
	   the Company and Stockton East Water
	   District relating to the Company's Stockton
	   District.  (Exhibits 5(g), 5(h), 5(i), 5(j),
	   Registration Statement No. 2-53678, which incorporates said exhibits by reference to Form 1O-K for fiscal year 1974, File No. 0-464).

     10.2  Settlement Agreement and Master Water Sales        30
	   Contract between the City and County of San
	   Francisco and Certain Suburban Purchasers dated August 8, 1984; Supplement to
	   Settlement Agreement and Master Water
	   Sales Contract, dated August 8, 1984; Water
	   Supply Contract between the Company and the City and County of San Francisco relating to the Company's Bear Gulch District dated
	   August 8, 1984; Water Supply Contract
	   between the Company and the City and County of San Francisco relating to the Company's
	   San Carlos District dated August 8, 1984;
	   Water Supply Contract between the Company and the City and County of San Francisco relating to the Company's San Mateo District dated August 8, 1984; Water Supply Contract between the Company and the City and County of San Francisco relating to the Company's
	   South San Francisco District dated August 8,
	   1984. (Exhibit 10.2 to Form lO-K for fiscal year 1984, File No. 0-464).

						      Sequential
						      Page Numbers
Exhibit Number                                        in this Report

     10.3  Water Supply Contract dated January 27,            31
	   1981, between the Company and the Santa
	   Clara Valley Water District relating to
	   the Company's Los Altos District
	   (Exhibit 10.3 to Form 10-K for fiscal
	   year 1992, File No. 0-464)

     10.4  Amendment dated November 28, 1979, to              31
	   Water Supply Contract between the Company and Alameda County Flood Control and
	   Water Conservation District relating to
	   the Company's Livermore District.
	   (Exhibit 10.4 to Form 10-K for fiscal
	   year 1992, File No. 0-464)

     10.5  Amendments No. 3, 6 and 7 and Amendment            31
	   dated June 17, 1980, to Water Supply
	   Contract between the Company and the
	   County of Butte relating to the Company's
	   Oroville District. (Exhibit 10.5 to Form
	   10-K for fiscal year 1992, File No.
	   0-464)

     10.6  Amendment dated May 31, 1977, to Water             31
	   Supply Contract between the Company and
	   Stockton-East Water District relating to the Company's Stockton District.
	   (Exhibit 10.6 to Form 10-K for fiscal
	   year 1992, File No. 0-464)

     10.7  Second Amended Contract dated September 25,        31
	   1987 among the Stockton East Water District, the California Water Service Company, the
	   City of Stockton, the Lincoln Village
	   Maintenance District, and the Colonial Heights
	   Maintenance District Providing for the Sale of
	   Treated Water. (Exhibit 10.7 to Form 10-K for fiscal year 1987, File No. 0-464).

     10.8  Dividend Reinvestment Plan.  (Exhibit 10.8 to      31
	   Form 10-K for fiscal year 1991, File No. 0-464)

     10.9  Water Supply Contract dated April 19, 1927,        31
	   and Supplemental Agreement dated June 5,
	   1953, between the Company and Pacific Gas and Electric Company relating to the Company's Oroville District. (Exhibit 10.9 to Form 10-K for fiscal year 1992, File No.
	   0-464)

     10.10 California Water Service Company Pension Plan      31
	   (Exhibit 10.10 to Form 10-K for fiscal year
	   1992, File No. 0-464)

						      Sequential
						      Page Numbers
Exhibit Number                                        in this Report



     10.11 California Water Service Company Supplemental
	   Executive Retirement Plan.  (Exhibit 10.11 to
	   Form 10-K for fiscal year 1992, File No. 0-464)    32

     10.12 California Water Service Company Salaried
	   Employees' Savings Plan.  (Exhibit 10.12
	   to Form 10-K for fiscal year 1992, File
	   No. 0-464)                                         32

     10.13 California Water Service Company
	   Directors Deferred Compensation Plan
	   (Exhibit 10.13 to Form 10-K for fiscal
	   year 1992, File No. 0-464)                         32

     10.14 Board resolution setting forth
	   the terms of the retirement plan,
	   as amended, for Directors of
	   California Water Service Company
	   (Exhibit 10.14 to Form 10-K for
	   fiscal year 1992, File No. 0-464)                  32

13. Annual Report to Security Holders, Form 1O-Q or Quarterly Report to Security Holders:

	   1993 Annual Report.  The sections of the
	   1993 Annual Report which are incorporated
	   by reference in this 10-K filing.  This
	   includes those sections referred to in
	   Part II, Item 5, Market for Registrant's
	   Common Equity and Related Shareholder
	   Matters; Part II, Item 6, Management's
	   Financial Data; Part II, Item 7,
	   Management's Discussion and Analysis of
	   Financial Condition and Results of
	   Operations; and Part II, Item 8,
	   Financial Statement and Supplementary
	   Data.                                              86

RECORDING REQUESTED BY
AND MAIL TO:

California Water Service Company
P.O. Box 1150
San Jose, California  95108-1150
Attention:  Helen M. Kasley, Secretary






			  SUPPLEMENTAL MORTGAGE OF CHATTELS

					 AND

				   TRUST INDENTURE

			(Thirty-Eighth Supplemental Indenture)


				     ------------


			   CALIFORNIA WATER SERVICE COMPANY

					  to

			  BANK OF AMERICA NATIONAL TRUST AND

				 SAVINGS ASSOCIATION

				       Trustee


				     ------------


			     Dated as of October 15, 1993

				   TABLE OF CONTENTS


Section                                                                  Page

PARTIES................................................................     1

RECITALS...............................................................     1
  Execution and recordation of Original Indenture, dated April 1, 1928. 1 Change of name of Los Angeles-First National Trust & Savings
    Bank...............................................................     2
  Change of name of American Trust Company.............................     2
  Resignations of Wells Fargo Bank, National Association and Security
    Pacific National Bank, as trustees, and appointment of Bank of
    America National Trust and Savings Association, as successor
    trustee............................................................     2
  Execution of thirty-seven supplemental indentures....................     3
  Recordation of thirty-seven supplemental indentures..................     4
  Amount of bonds heretofore issued and now outstanding................     5
  Authorization of Original Indenture, as amended, of issuance of bonds
    in series and requirements for creation of new series..............     6
  Proposal of Company to issue additional bonds of new series, prescribe terms thereof and confirm lien of Original Indenture and thirty-seven
    prior supplemental indentures......................................     6
  Desire of Company to describe specifically additional properties acquired
    since date of Thirty-Seventh Supplemental Indenture................     7
  Authorization of Thirty-Eighth Supplemental Indenture by Company.....     7
  Compliance with all conditions and requirements for validity of Thirty-
    Eighth Supplemental Indenture......................................     7
  Execution of Bond Purchase Agreements................................     7

  GRANTING CLAUSE......................................................     7
    Schedule I--Properties under prior indentures......................     8
      Properties described in prior indentures but subsequently released    8
    Schedule II--Properties now owned or acquired......................     8
      1. Real estate...................................................     8
      2. Franchises, rights-of-way, rights and privileges..............     8
    Schedule III--Other property now owned.............................     9
      Right to retain possession and dispose of certain intangible and other property.........................................................
    Schedule IV--After-acquired property...............................     9
    Franchises, permits, licenses, rights, etc.........................    10
    Tenements, hereditaments, appurtenances, etc.......................    10
    Express condition that subjection of properties to lien shall not render
      them unavailable for use under Indenture.........................    10

  HABENDUM CLAUSE......................................................    11

  USES AND TRUSTS......................................................    11

  AGREEMENT OF COMPANY AND TRUSTEE.....................................    11



				       i                                   34

				    TABLE OF CONTENTS

					--------

					 PART I

				     SERIES GG BONDS

	       ARTICLE I--CREATION OF AND PARTICULARS OF SERIES GG BONDS


Section                                                                  Page

  1.  Creation and Designation.......................................      12
  2.  Terms of Series GG Bonds.......................................      12
  3.  Form of Series GG Bonds........................................      16
	 Form of registered bond without coupons of Series GG........      17
	 Form of trustee's certificate of authentication.............      21

			ARTICLE II--ISSUE OF BONDS

  1.  Conditions Applicable to Issuance of Series GG Bonds...........      22

			ARTICLE III--REDEMPTION

  1.  Right to Redeem; Redemption Prices.............................      22
  2.  Notice and Manner of Redemption................................      22

			ARTICLE IV--SINKING FUND

  1.  Amount and Time of Payment.....................................      23
  2.  Application of Sinking Fund Cash to Redemption of Bonds........      23
  3.  Limitations on Use of Sinking Fund Cash in Case of Default.....      24
  4.  Sinking Funds for Bonds of Other Series........................      24





















				      ii                                   35

				    Table of Contents

					 --------

					  PART II

			 MISCELLANEOUS PROVISIONS WITH RESPECT TO
				  SUPPLEMENTAL INDENTURE


Section                                                                  Page

 1. The Trustee.......................................................     24
 2. Destruction of Bonds..............................................     24
 3. Separability of Invalid Provisions................................     25
 4. Effect on Successors and Assigns of Parties.......................     25
 5. Immunity of Incorporators, Stockholders, Officers and Directors...     25
 6. Titles Not Part of Supplemental Indenture.........................     25
 7. Counterparts......................................................     25
 8. Title to Property; Authority to Mortgage; Prior Liens.............     26

ATTESTATION...........................................................     26

EXECUTION.............................................................     26

ACKNOWLEDGMENT OF COMPANY.............................................     27

ACKNOWLEDGMENT OF BANK OF AMERICA NATIONAL TRUST
  AND SAVINGS ASSOCIATION.............................................     28

SCHEDULE A--Recording Data as to Resignations of Wells Fargo
  Bank, National Association and Security Pacific National Bank, as
  Trustees, and Appointment of Bank of America National Trust and
  Savings Association as Successor Trustee............................     29

SCHEDULE B--Recording Data as to Supplemental Indentures..............     30

SCHEDULE C--Properties Released Since September 1, 1993...............     48

SCHEDULE D--Real Estate Acquired by the Company Since
  September 1, 1993 or Otherwise Not Included in the
  Original Indenture or any Supplemental Indenture....................     49













				     iii                                   36

			    SUPPLEMENTAL MORTGAGE OF CHATTELS

				   AND TRUST INDENTURE

			   Thirty-Eighth Supplemental Indenture



					 --------



    THIS SUPPLEMENTAL INDENTURE, made and entered into as of the 15th day of October, 1993, by and between California Water Service Company, a corporation organized and existing under and by virtue of the laws of the State of California, and having its principal place of business in the City of San Jose, County of Santa Clara, State of California, by occupation a public utility water company (hereinafter called the "Company"), party of the first part, and Bank of America National Trust and Savings Association, a national banking association created, organized and existing under and by virtue of the laws of the United States of America, and having corporate trust offices in the cities of Los Angeles and San Francisco, State of California (hereinafter sometimes called the "Trustee").

    Whereas, the Company heretofore made, executed and delivered that certain indenture, California Water Service Company to American Trust Company and Los Angeles-First National Trust & Savings Bank, as trustees, dated as of the 1st day of April, 1928 (hereinafter sometimes called the "Original Indenture"), which indenture has been recorded in the offices of the Recorders of the following counties and city and county of the State of California on the respective dates and in the respective books of record hereinafter set forth as follows:























				       1                                   37

					       Vol. of               Page at
					   Official Records           Which
	County or              Date of        (except as             Record
     City and County         Recordation        noted)              Commences

Contra Costa.............     May 2, 1928               141                 7
City and County of
  San Francisco..........     May 3, 1928              1637               346
							    (Book of
Glenn....................     May 2, 1928                62  Mortgages)   190
Kings....................    Jan. 7, 1929                40               348
San Joaquin..............     May 2, 1928               243               295
Solano...................     May 2, 1928                14                 7
Tulare...................     May 3, 1928               260                11
Alameda..................     May 2, 1928              1877                35
Sonoma...................     May 2, 1928               196               136
Los Angeles..............     May 4, 1928              7105               102
							    (Book of
Butte....................     May 2, 1928               116  Mortgages)   106
Kern.....................     May 3, 1928               249                 1
Shasta...................     May 2, 1928                38                80
Fresno...................     May 2, 1928               894                32
San Mateo................   Jan. 20, 1939               837                16
Yuba.....................  Sept. 12, 1942                69               291
Santa Clara..............    Nov. 2, 1945              1305               286
Monterey.................   Feb. 21, 1962                23 (Reel)          1;

and

   Whereas, Los Angeles-First National Trust & Savings Bank changed its name to Security-First National Bank of Los Angeles and later to Security First National Bank and later to Security Pacific National Bank; and

   Whereas, American Trust Company changed its name to Wells Fargo Bank-American Trust Company and later to Wells Fargo Bank and Wells Fargo Bank subsequently merged into Wells Fargo Bank, National Association; and

   Whereas, by instrument entitled "Resignations of Wells Fargo Bank, National Association as Authenticating Trustee and Security Pacific National Bank as Trustee and Appointment and Acceptance of Bank of America National Trust and Savings Association as Authenticating Trustee under Mortgage of Chattels and Trust Indenture Dated as of April 1, 1928 As Supplemented, Amended and Modified from California Water Service Company" dated as of August 1, 1983, recorded in the offices of the Recorders of those counties and city and county of the State of California on the respective dates and in the respective books of record and/or as the respective document numbers set forth in SCHEDULE A, which is annexed hereto and hereby made a part hereof, Wells Fargo Bank, National Association resigned as authenticating trustee under the Original Indenture, as theretofore supplemented, amended and modified by thirty-one supplemental indentures, effective August 1, 1983, the Company





				       2                                   38
appointed Bank of America National Trust and Savings Association as successor authenticating trustee to Wells Fargo Bank, National Association, effective August 1, 1983, Bank of America National Trust and Savings Association accepted such appointment as authenticating trustee under the Original Indenture, as theretofore supplemented, amended and modified by thirty-one supplemental indentures, effective August 1, 1983, Security Pacific National Bank resigned as trustee under the Original Indenture, as theretofore supplemented, amended and modified by thirty-one supplemental indentures, effective August 1, 1983, the Company appointed no successor trustee to said Security Pacific National Bank, Bank of America National Trust and Savings Association as of August 1, 1983 became fully vested with all the estates, properties, rights, powers, trusts, duties and obligations of Wells Fargo Bank, National Association and Security Pacific National Bank, as trustees under the Original Indenture, as theretofore supplemented, amended and modified by thirty-one supplemental indentures, with like effect as if originally named as trustee therein, and Bank of America National Trust and Savings Association is now the authenticating trustee under the Original Indenture, as supplemented, amended and modified by the First through Thirty-Seventh Supplemental Indentures referred to below and by this supplemental indenture (hereinafter sometimes called the "Thirty-Eighth Supplemental Indenture"), said Original Indenture as so supplemented, amended and modified being hereinafter called the "Indenture"; and

    Whereas, the Company has heretofore made, executed and delivered thirty-seven certain supplemental indentures supplemental to said Original Indenture, to-wit, one such supplemental indenture from said California Water Service Company to said American Trust Company and said Los Angeles-First National Trust & Savings Bank, as trustees, dated January 3, 1929, hereinafter sometimes called the "First Supplemental Indenture;" twelve such supplemental indentures from said California Water Service Company to said American Trust Company and said Security-First National Bank of Los Angeles, as trustees, dated and hereinafter sometimes called, respectively, as follows:

		 Date                                 Name

	  August 19, 1929                  Second Supplemental Indenture
	  February 25, 1930                Third Supplemental Indenture
	  February 1, 1931                 Fourth Supplemental Indenture
	  March 23, 1932                   Fifth Supplemental Indenture
	  May 1, 1936                      Sixth Supplemental Indenture
	  April 1, 1939                    Seventh Supplemental Indenture
	  November 1, 1945                 Eighth Supplemental Indenture
	  May 1, 1951                      Ninth Supplemental Indenture
	  May 1, 1953                      Tenth Supplemental Indenture
	  May 1, 1954                      Eleventh Supplemental Indenture
	  May 1, 1955                      Twelfth Supplemental Indenture
	  November 1, 1956                 Thirteenth Supplemental Indenture;

four such supplemental indentures from said California Water Service Company to said Wells Fargo Bank and said Security First National Bank, as trustees, dated and hereinafter sometimes called, respectively, as follows:





				       3                                   39

		  Date                                       Name

	  November 1, 1963                 Fourteenth Supplemental Indenture
	  November 1, 1965                 Fifteenth Supplemental Indenture
	  November 1, 1966                 Sixteenth Supplemental Indenture
	  November 1, 1967                 Seventeenth Supplemental Indenture;

fourteen such supplemental indentures from said California Water Service Company to said Wells Fargo Bank, National Association and said Security Pacific National Bank, as trustees, dated and hereinafter sometimes called, respectively, as follows:

		  Date                                       Name

	  November 1, 1969                 Eighteenth Supplemental Indenture
	  May 1, 1970                      Nineteenth Supplemental Indenture
	  November 1, 1970                 Twentieth Supplemental Indenture
	  October 1, 1972                  Twenty-First Supplemental Indenture
	  November 1, 1972                 Twenty-Second Supplemental Indenture
	  November 15, 1972                Twenty-Third Supplemental Indenture
	  November 1, 1973                 Twenty-Fourth Supplemental Indenture
	  May 1, 1975                      Twenty-Fifth Supplemental Indenture
	  May 1, 1976                      Twenty-Sixth Supplemental Indenture
	  November 1, 1977                 Twenty-Seventh Supplemental Indenture
	  May 1, 1978                      Twenty-Eighth Supplemental Indenture
	  November 1, 1979                 Twenty-Ninth Supplemental Indenture
	  November 1, 1980                 Thirtieth Supplemental Indenture
	  May 1, 1982                      Thirty-First Supplemental Indenture;

and six such supplemental indentures from said California Water Service Company to said Bank of America National Trust and Savings Association, as trustee, dated and hereinafter sometimes called, respectively, as follows:

		 Date                                       Name

	 September 1, 1983                Thirty-Second Supplemental Indenture
	 May 1, 1988                      Thirty-Third Supplemental Indenture
	 November 1, 1990                 Thirty-Fourth Supplemental Indenture
	 November 1, 1992                 Thirty-Fifth Supplemental Indenture
	 May 1, 1993                      Thirty-Sixth Supplemental Indenture
	 September 1, 1993                Thirty-Seventh Supplemental Indenture;

and

    Whereas, said First through Thirty-Seventh Supplemental Indentures above mentioned have been recorded in the offices of the Recorders of those counties and city and county of the State of California on the respective dates and in the respective books of record and/or as the respective document numbers set forth in SCHEDULE B, which is annexed hereto and hereby made a part hereof; and





				       4                                   40

    Whereas, under and pursuant to said Original Indenture and said supplemental indentures hereinabove mentioned, the Company has heretofore issued its bonds as follows:

								Principal
						 Total            Amount
					       Aggregate       Outstanding
					       Principal          as of
	       Designation                      Amount       October 14, 1993

First Mortgage 5% Gold Bonds, Series A
  (Heretofore redeemed and cancelled).....     $8,738,000
First Mortgage 4% Bonds, Series B
  (Heretofore redeemed and cancelled).....     11,882,000
First Mortgage 3-1/4% Bonds, Series C
  (Heretofore redeemed and cancelled).....     17,822,000
First Mortgage 3-5/8% Bonds, Series D
  (Heretofore redeemed and cancelled).....      3,540,000
First Mortgage 4-1/8% Bonds, Series E
  (Heretofore redeemed and cancelled).....      2,000,000
First Mortgage 3.35% Bonds, Series F
  (Heretofore redeemed and cancelled).....      1,500,000
First Mortgage 3-3/4% Bonds, Series G
  (Heretofore redeemed and cancelled).....      4,500,000
First Mortgage 4.60% Bonds, Series H
  (Heretofore redeemed and cancelled).....      3,000,000
First Mortgage 4.65% Bonds, Series I......      3,000,000       $2,565,000
First Mortgage 4.85% Bonds, Series J......      3,000,000        2,596,000
First Mortgage 6-1/4% Bonds, Series K.....      3,000,000        2,610,000
First Mortgage 6-3/4% Bonds, Series L.....      2,500,000        2,189,000
First Mortgage 9-1/2% Bonds, Series M
  (Heretofore redeemed and cancelled).....      2,500,000
First Mortgage 9-1/4% Bonds, Series N
  (Heretofore redeemed and cancelled).....      3,000,000
First Mortgage 9-1/4% Bonds, Series O
  (Heretofore redeemed and cancelled).....      3,000,000
First Mortgage 7-7/8% Bonds, Series P.....      3,000,000        2,700,000
First Mortgage 4-1/2% Bonds, Series Q
  (Heretofore redeemed and cancelled).....      1,171,000
First Mortgage 6.6% Bonds, Series R.......      4,653,000
  (Heretofore redeemed and cancelled).....
First Mortgage 8-1/2% Bonds, Series S.....      3,000,000        2,715,000
First Mortgage 8-3/4% Bonds, Series T
  (Heretofore redeemed and cancelled).....     26,000,000
First Mortgage 9-1/4% Bonds, Series U
  (Heretofore redeemed and cancelled).....      4,000,000
First Mortgage 8.60% Bonds, Series V......      3,000,000        1,785,000
First Mortgage 9-3/8% Bonds, Series W
  (Heretofore redeemed and cancelled).....      4,000,000


			      [continued on next page]




				       5                                   41

			      [continued from previous page]

								 Principal
						 Total            Amount
					       Aggregate        Outstanding
					       Principal          as of
		Designation                     Amount       October 14, 1993

First Mortgage 10% Bonds, Series X
  (Heretofore redeemed and cancelled).....      5,000,000
First Mortgage 13% Bonds, Series Y
  (Heretofore redeemed and cancelled).....      6,000,000
First Mortgage 16-1/4% Bonds, Series Z
  (Heretofore redeemed and cancelled).....      5,000,000
First Mortgage 12-7/8% Bonds, Series AA...     35,000,000       33,425,000
First Mortgage 9.48% Bonds, Series BB.....     18,000,000       17,460,000
First Mortgage 9.86% Bonds, Series CC.....     20,000,000       19,700,000
First Mortgage 8.63% Bonds, Series DD.....     20,000,000       20,000,000
First Mortgage 7.90% Bonds, Series EE.....     20,000,000       20,000,000
First Mortgage 6.95% Bonds, Series FF.....     20,000,000       20,000,000;

and

    Whereas, the Original Indenture, as amended by the Eighth Supplemental Indenture, authorizes the bonds issuable thereunder to be issued in one or more series and provides that before the authentication and delivery of any bonds of a series not theretofore created, the Company shall furnish the Authenticating Trustee (as defined therein) either a copy of a resolution certified by the Secretary or an Assistant Secretary under the corporate seal of the Company to have been duly adopted by the Board of Directors or a supplemental indenture authorized by a resolution in like manner certified to have been duly adopted by the Board of Directors, designating the new series to be created and prescribing the amount thereof, if limited, the authorized denominations, the currency or currencies in which and the rate or rates of exchange, if any, at which principal and interest are to be paid, the date and the date or dates of maturity thereof, the place or places where principal and interest are to be paid, rate of interest and dates on which payable, provisions, if any, as to deduction and/or reimbursement of taxes, terms and rates of redemption, if redeemable, terms and rates of conversion, if convertible, terms and rates of exchange, if exchangeable, any other particulars necessary to describe and define such series, any other provisions and agreements in respect thereof and the text of the bonds and coupons, if any; and

    Whereas, the Company now proposes to issue additional bonds of a new series under and pursuant to and secured by the Original Indenture, as supplemented, amended and modified by the thirty-seven supplemental indentures hereinabove mentioned and particularly by the Eighth Supplemental Indenture, as more particularly provided in Article II thereof, and proposes to prescribe and provide herein the series designation, date, denominations, date of






				       6                                   42
maturity, rate of interest, interest payment dates, terms of redemption, sinking fund, place at which payable and other particulars, provisions and agreements in respect to said additional bonds and the form thereof and to confirm the lien and security of the Original Indenture and thirty-seven prior supplemental indentures with respect to such additional bonds; and

    Whereas, the Company also desires specifically to describe herein additional properties which have been acquired by the Company since the date of the Thirty-Seventh Supplemental Indenture and are subject to the lien and charge of the Original Indenture and the thirty-seven prior supplemental indentures; and

    Whereas, the Company, under and by virtue of the provisions of the Original Indenture, as amended by the Eighth Supplemental Indenture, and under and by virtue of appropriate resolutions of its Board of Directors, has duly resolved to make, execute and deliver to the Trustee this Thirty-Eighth Supplemental Indenture, in the form hereof for the purposes herein provided; and

    Whereas, all conditions and requirements necessary to make this supplemental indenture a valid, binding and legal instrument in accordance with its terms have been done, performed and fulfilled and the execution and delivery hereof have been in all respects duly authorized; and

    Whereas, the Company expects to enter into agreements dated November 1, 1993 (the "Bond Purchase Agreements") with various prospective purchasers relating to the purchase of the Series GG bonds (as hereinafter defined);

    Now, Therefore, This Supplemental Indenture Witnesseth: That California Water Service Company, in consideration of the premises and of the acceptance by the Trustee of the trusts hereinafter mentioned, and of the purchase and acceptance of the bonds hereinafter mentioned by the holders thereof, by way of further assurance to the Trustee and the holders of the bonds hereinafter mentioned and to confirm the lien and security of the Original Indenture and the thirty-seven prior supplemental indentures above described with respect to said bonds and to confirm the lien and security of the Original Indenture and the thirty-seven prior supplemental indentures on the properties acquired since the date of the Thirty-Seventh Supplemental Indenture hereinafter more specifically described and referred to for the benefit of all bonds issued and to be issued under the Original Indenture and/or any indenture supplemental thereto, and in order to secure the payment both of the principal and interest of the bonds hereinafter mentioned according to their tenor and effect and to secure the performance and observance by the Company of all the covenants and conditions in said bonds and in the Original Indenture, the thirty-seven prior supplemental indentures and in this Thirty-Eighth Supplemental Indenture contained, has granted, bargained, sold, released, conveyed, assigned, transferred, mortgaged, pledged, set over and confirmed, and by these presents does grant, bargain, sell, release, convey, assign, transfer, mortgage, pledge, set over and confirm unto Bank of America National Trust and Savings Association, as trustee, and to its successors in the trust and to its assigns







				       7                                   43
forever, all those certain water systems, properties, premises, rights, franchises and interests (hereinafter sometimes referred to as the "mortgaged property" or the "trust estate"), more particularly described as follows:


				  SCHEDULE I.

		       Properties Under Prior Indentures

    All properties, premises, rights, franchises and interests more particularly described in the Original Indenture and the First through Thirty-Seventh Supplemental Indentures, inclusive, referred to above, excepting therefrom, however, the following:

       First: All properties shown in the First through Thirty-Seventh Supplemental Indentures, inclusive, to have been released.

       Second: The properties, if any, described in SCHEDULE C, which is annexed hereto and hereby made a part hereof, which since September 1, 1993, have been sold, conveyed or otherwise disposed of by the Company and released and reconveyed by the Trustee under and pursuant to the terms and provisions of the Original Indenture, as amended by the Eighth Supplemental Indenture, or which have been condemned or taken by the power of eminent domain and are no longer subject to the lien of the Original Indenture or any supplement thereto.


				  SCHEDULE II.

			Properties Now Owned or Acquired

    All other properties, premises, rights, franchises and interests now or at the date of delivery of these presents owned or acquired by the Company of whatever character and wherever situated. Said properties include, among other things, the following, but reference to or enumeration of any particular kinds, classes or items of property shall not be deemed to exclude from the operation and effect of this indenture any kind, class or item not so referred to or enumerated:

       1. Real Estate. All those certain lots, pieces or parcels of land, if any, more particularly described in SCHEDULE D, which is annexed hereto and hereby made a part hereof.

       2. Franchises, Rights-of-Way, Rights and Privileges. All franchises, permits, licenses, rights, easements, grants, privileges and immunities pertaining to or used or usable in connection with the water systems of the Company; all rights-of-way, water rights or privileges appurtenant to the lands, if any, described in SCHEDULE D or used or useable in connection therewith and all renewals, extensions or modifications of the foregoing.






				       8                                   44

    Together with all and singular the tenements, hereditaments and appurtenances belonging or in anywise appertaining to the aforesaid property, real estate, franchises, rights, privileges and other property or any part thereof; with the reversion and reversions, remainder and remainders, tolls, rents, revenues, issues, income, product and profits thereof, and all the estate, right, title, interest and claim whatsoever, at law as well as in equity, which the Company now has or may hereafter acquire in and to the same and every part and parcel thereof.


				  SCHEDULE III.

			    Other Property Now Owned

    And together with all buildings, plants, systems, works, improvements, structures, fixtures, supplies, appliances, machinery, equipment, materials, transporting and distributing systems, filter systems, ditches, dams, water works, wells, pumps, reservoirs, conduits, pipes, mains, purifiers, washers, holders, boilers, engines, motors (but not motor vehicles), pipe lines, sewers, meters, services, fuel, office furniture, books, records, office supplies, tools, accounts receivable, bills receivable, cash on hand and in bank, and all personal property of every kind and nature whatsoever, appertaining to or useful in the conduct of the Company's present or future business, which the Company now owns, or in which it now has any interest; provided, however, that so long as the Company shall not be in default under the Original Indenture or any indenture supplemental thereto, it shall be entitled to retain in its possession all cash on hand or in bank, accounts receivable, bills receivable, materials and supplies and all shares of stock, bonds and other securities not specifically transferred or assigned to or pledged with the Trustee under the Original Indenture or any indenture supplemental thereto or required so to be and all proceeds of the sale, condemnation or other disposition of the same, and it shall have the power from time to time in its discretion, without reference to the Trustee to dispose of, free from the lien of the Original Indenture and any indenture supplemental thereto, any and all of said cash on hand or in bank, accounts receivable, bills receivable, materials and supplies and said shares of stock, bonds and other securities and proceeds of the same covered by the lien of the Original Indenture or any indenture supplemental thereto.


				  SCHEDULE IV.

			    After-Acquired Property

    All properties, premises, rights, franchises and interests, of whatever character and wherever situated, hereafter acquired by the Company, including, without limiting the generality of the foregoing description, all "new or additional property" and all "permanent improvements, extensions or additions" (as those terms are used in subdivision (A) of Section 2.03 of Part II of the Eighth Supplemental Indenture) hereafter acquired or constructed by the






				       9                                   45

Company, whether fully constructed or erected or in the process of construction or erection, so far as actually constructed or erected, together with all buildings, plants, systems, works, improvements, structures, fixtures, supplies, appliances, machinery, equipment, materials, transporting and distributing systems, filter systems, ditches, dams, water works, wells, pumps, reservoirs, conduits, pipes, mains, purifiers, washers, holders, boilers, engines, motors (but not motor vehicles), pipe lines, sewers, meters, services, fuel, office furniture, books, records, office supplies, tools, accounts receivable, bills receivable, cash on hand and in bank, and all personal property of every kind and nature whatsoever appertaining to or useful in the conduct of the Company's present or future business, which the Company may hereafter acquire or in which it may have any interest; provided, however, that so long as the Company shall not be in default under the Original Indenture or any indenture supplemental thereto, it shall be entitled to retain in its possession all cash on hand or in bank, accounts receivable, bills receivable, materials and supplies and all shares of stock, bonds and other securities not specifically transferred or assigned to or pledged with the Trustee under the Original Indenture or any indenture supplemental thereto or required so to be and all proceeds of the sale, condemnation or other disposition of the same and it shall have the power from time to time in its discretion, without reference to the Trustee to dispose of, free from the lien of the Original Indenture and any indenture supplemental thereto, any and all of said cash on hand or in bank, accounts receivable, bills receivable, materials and supplies and said shares of stock, bonds and other securities and proceeds of the same covered by the lien of the Original Indenture or any indenture supplemental thereto.

    Together with all franchises, permits, licenses, rights, easements, grants, privileges and immunities, pertaining to or used or usable in connection with said "new or additional property" and said "permanent improvements, extensions or additions"; all rights-of-way, water rights or privileges appurtenant to said "new or additional property" and said "permanent improvements, extensions or additions" or used or usable in connection therewith, and all renewals, extensions or modifications of any of the foregoing.

    Together with all and singular the tenements, hereditaments and appurtenances belonging or in anywise appertaining to the aforesaid "new or additional property" and "permanent improvements, extensions or additions," franchises, rights, privileges and other property, or any part thereof; with the reversion and reversions, remainder and remainders, tolls, rents, revenues, issues, income, product and profits thereof, and all the estate, right, title, interest and claim whatsoever, at law as well as in equity, which the Company now has or may hereafter acquire in and to the same and every part and parcel thereof.

    Provided, however, that nothing herein contained is intended or shall be deemed to, and the conveyance and mortgage hereby made is upon the express condition that it shall not, render any such "new or additional property" or "permanent improvements, extensions or additions" unavailable under the







				      10                                   46

Original Indenture, or any indenture supplemental thereto, or any provision of any thereof, (a) as a basis for the issue, authentication and delivery of additional bonds, or for the withdrawal of any money held by the Trustee under the Original Indenture, or any indenture supplemental thereto or by any trustee under an instrument of lien prior to the lien of the Original Indenture, or
(b) as substituted property with reference to the release of property from the lien of the Original Indenture or any indenture supplemental thereto, or (c) as used or usable to provide any increase required by the provisions of subparagraphs (2) and/or (3) of Section 2.04 of Part II of the Eighth Supplemental Indenture, or (d) as used or usable as a credit against any sinking fund provided for in any instrument of lien prior to the lien of the Original Indenture, or provided for in any indenture supplemental to the Original Indenture, or (e) for any other purpose for which it is provided in the Original Indenture, as amended by the Eighth Supplemental Indenture, that the Company may use said "new or additional property" or "permanent improvements, extensions or additions."

    To have and to hold all the hereinbefore described properties, real, personal and mixed, mortgaged, conveyed, assigned or pledged by the Company, or intended so to be, unto the Trustee and its successors in the trusts hereby and by the Original Indenture and by the prior supplemental indentures created, and to its assigns forever;

    In trust nevertheless upon the terms and trusts set forth in the Original Indenture, as supplemented, amended and modified by the thirty-seven prior supplemental indentures hereinabove mentioned and particularly by the Eighth Supplemental Indenture, and set forth in this Thirty-Eighth Supplemental Indenture, and for the benefit and security of the holders of the bonds and coupons issued and to be issued under the Original Indenture and/or any indenture supplemental thereto, without preference of any said bonds and coupons over any others thereof by reason of priority in the time of issue or negotiation thereof or by reason of the date of maturity thereof, or for any reason whatsoever (subject, however, to the provisions of Section 3.02 of Part II of the Eighth Supplemental Indenture), and upon and subject to the covenants, conditions, uses and trusts set forth in the Original Indenture, as supplemented, amended and modified by the thirty-seven prior supplemental indentures hereinabove mentioned and particularly by the Eighth Supplemental Indenture, and in this Thirty-Eighth Supplemental Indenture, all with the same force and effect as though the hereinabove described properties, real estate, franchises, rights, privileges and other property were included in the granting clauses of the Original Indenture.

   And it is hereby covenanted, declared and agreed, by and between the parties hereto, that all bonds of Series GG hereinafter described are to be issued, authenticated and delivered and that all property subject or to become subject hereto is to be held and applied subject to the further covenants, conditions, uses and trusts hereinafter set forth; and the Company, for itself, its successors and assigns, does hereby covenant and agree to and with the Trustee, for the benefit of those who shall hold said bonds, or any of them, or any bonds or interest coupons issued or to be issued under the Original Indenture and/or any indenture supplemental thereto as follows:




				      11                                   47

				   PART I.

			       SERIES GG BONDS


				 ARTICLE I.

	       Creation of and Particulars of Series GG Bonds

    Section 1. Creation and Designation. There shall be and hereby is created a new series of bonds of the Company to be designated as hereinafter set forth in the title of the form of bond contained in Section 3 of Article I hereof, and to be issued under this Thirty-Eighth Supplemental Indenture and under and subject to and in accordance with the terms and conditions of the Original Indenture, as supplemented by this Thirty-Eighth Supplemental Indenture, and as supplemented, amended and modified by the thirty-seven prior supplemental indentures and particularly by the Eighth and Ninth Supplemental Indentures. For convenience in designation said bonds are hereinafter sometimes referred to as "Series GG bonds" or "bonds of Series GG."

    Section 2. Terms of Series GG Bonds. The following matters are hereby prescribed with reference to Series GG bonds:

	(a) The aggregate principal amount of Series GG bonds shall be limited to Twenty Million Dollars ($20,000,000), except for bonds authenticated and delivered upon transfer of, or in exchange for, or in lieu of, other bonds pursuant to Sections 3 and 6 of Part II of the Ninth Supplemental Indenture and subdivisions (o), (p), and (q) of this Section 2.

	(b) Notwithstanding the provisions of Section 1 of Part II of the Ninth Supplemental Indenture, the definitive Series GG bonds shall be only in the form of registered bonds without coupons in the denomination of $1,000 and any denominations that are multiples of $1,000, to be substantially of the tenor and purport as recited in Section 3 of this Article I, and may have such letters, numbers or other marks of identification or designation and such legends or endorsements typed, printed, lithographed or engraved thereon as the Company may deem appropriate and as are not inconsistent with the provisions of the Indenture. The Series GG bonds shall be exchangeable and transferable for registered bonds without coupons of the several denominations at the corporate trust office of Bank of America National Trust and Savings Association, in the City of Los Angeles, State of California, in the manner and subject to the conditions in Section 3 of
    Part II of the Ninth Supplemental Indenture provided, except as otherwise provided in subdivisions (o), (p), (q), (r) and (s) of this Section 2.











				      12                                   48

      (c) Principal, interest and premium, if any, of each of the Series GG bonds and all amounts payable in respect of the same under the Original Indenture or any indenture supplemental thereto shall be payable solely in such coin or currency of the United States of America as at the time of payment shall be legal tender for the payment of public or private debts.

      (d)  Notwithstanding any provisions whatsoever in the Original
    Indenture or any prior supplemental indenture, neither principal nor interest nor premium (if any) nor any other amount payable in respect of any of the Series GG bonds shall be payable in gold coin.

      (e) Notwithstanding the provisions of Sections 2 and 3 of Part II of the Ninth Supplemental Indenture, each Series GG bond shall be dated the date of its authentication and, except as otherwise provided herein, shall bear interest (computed on the basis of a 360 day year of twelve 30 day months), payable semi-annually on May 1 and November 1 of each year, from the May 1 or November 1, as the case may be, next preceding the date of such bond to which interest has been paid, or if the date of such bond is the date to which interest has been paid, from the date of such bond, or, if no interest has been paid on the Series GG bonds, then from the date of authentication of the initial issue of Series GG bonds, until payment of the principal sum of such bond has been made or duly provided for. Notwithstanding the foregoing, when there is no existing default in the payment of interest on the Series GG bonds, all Series GG bonds authenticated by the Trustee after the close of business on the record date (as hereinafter defined) for any interest payment date (May 1 or November 1, as the case may be) and prior to such interest payment date, shall be dated the date of authentication and shall bear interest from such interest payment date; provided, however, that if and to the extent that the Company shall default in the interest due on such interest payment date, then such Series GG bond shall bear interest from the May 1 or November 1, as the case may be, next preceding the date of such Series GG bond to which interest has been paid or if no interest has been paid on the Series GG bonds, from the date of authentication of the initial issue of Series GG bonds. The term "record date" as used with respect to a semi-annual interest payment date shall mean the April 15 prior to such May 1 or the October 15 prior to such November 1, unless such April 15 or October 15 shall not be a business day, in which event the business day next preceding. The term "business day" as used herein shall mean a day which in said City of Los Angeles is neither a legal holiday nor a day on which banking institutions are authorized by law to close.

      (f) The person in whose name any Series GG bond is registered at the close of business on the record date with respect to a semi-annual interest payment date shall be entitled to receive the interest payable on such interest payment date notwithstanding the cancellation of such bond upon any transfer or exchange thereof subsequent to such record date and prior to such interest payment date; provided, however, that if and to the







				      13                                   49
    extent the Company shall default in the payment of the interest due on such interest payment date, such defaulted interest shall be paid to the persons in whose names the Series GG bonds are registered at the close of business on a record date established for such payment (which must be a date subsequent to the record date for the earliest interest payment date for which there is an outstanding default in payment) by notice by or on behalf of the Company to the holders of the Series GG bonds mailed by first-class mail not less than fifteen days prior to such record date to their last addresses as the same appear on the books maintained for such purpose by or on behalf of the Company.

      (g) Notwithstanding the provisions of Section 3 of Part II of the Ninth Supplemental Indenture, the Company shall not be required to issue, register, transfer, or make exchanges of any Series GG bonds, which are to be redeemed pursuant to the provisions set forth in Article III of this
    Part I of this Thirty-Eighth Supplemental Indenture, within thirty (30) days prior to the date of redemption of such Series GG bonds.

      (h) All of the Series GG bonds shall mature on November 1, 2023. Notwithstanding any provision in the Original Indenture, as amended by the Eighth and Ninth Supplemental Indentures, notice of maturity of the Series GG bonds stating that final payment will be made to the holders of the Series GG bonds only after surrender of the bonds to the Trustee for cancellation shall be delivered by the Company at least thirty days prior to the date of maturity of the Series GG bonds to the respective holders of the bonds at the addresses set forth on the books maintained for such purpose by or on behalf of the Company, or, if there then be in effect any home office payment agreement between the Company and any institutional holder of Series GG bonds designating a different address for such notice, to such institutional holder at such different address.

      (i) All principal, interest and premiums, if any, of each and all of the Series GG bonds shall be payable at the corporate trust office of Bank of America National Trust and Savings Association, in the City of Los Angeles, State of California and may be paid by check to the order of the person entitled thereto mailed on the applicable payment date to such person's address as the same appears on the books maintained for such purpose by or on behalf of the Company, or, if there then be in effect any home office payment agreement between the Company and any particular institutional holder of Series GG bonds specifying a different address for or manner of payment, shall be paid to such institutional holder at such different address and in such different manner.

      (j) Each of the Series GG bonds shall bear interest at the rate per annum set forth in the title of the form of bond contained in Section 3 of
    Article I hereof.

      (k) Unless required by the laws of the United States of America or the State of California, the Series GG bonds shall not require the deduction or withholding by the Company of any taxes or any reimbursement of taxes to the bondholders.




				      14                                   50

      (l)  The Series GG bonds shall be redeemable as hereinafter in
    Article III of this Part I of this Thirty-Eighth Supplemental Indenture provided.

      (m) The Series GG bonds shall not be convertible into any class of stock or other type of security of the Company.

      (n) The Series GG bonds shall have the benefit of the sinking fund hereinafter provided in Article IV of this Part I of this Thirty-Eighth Supplemental Indenture.

      (o) A mutilated bond may be surrendered and, after the delivery to the Company and the Trustee of such security or indemnity as may be required by them to save them harmless, the Company shall execute and the Trustee shall authenticate and deliver in exchange therefor a new bond of like tenor and principal amount and bearing a number not contemporaneously outstanding. If there be delivered to the Company and to the Trustee:

      (i) evidence to their satisfaction of the destruction, loss or theft of any bond, and

      (ii) such security or indemnity as may be required by them to save each of them harmless,

    then, the Company shall execute and upon its request the Trustee shall authenticate and deliver in lieu of any such destroyed, lost or stolen bond, a new bond of like tenor and principal amount, bearing interest from the date to which interest has been paid on such destroyed, lost or stolen bond or from the date of such destroyed, lost or stolen bond if no interest has been paid thereon, and bearing a number not contemporaneously outstanding. In case any such mutilated, destroyed, lost or stolen bond has become or is about to become due and payable, the Company in its discretion may, instead of issuing a new bond, pay such bond. Upon the issuance of any new bond under this subdivision, the Company may require the payment of a sum sufficient to cover any tax or other governmental charge that may be imposed in relation thereto and any other expenses (including fees and expenses of the Trustee) connected therewith; provided, however, that the Company shall pay all such taxes or other governmental charges and all such other expenses (including the fees and expenses of the Trustee) connected with the issuance under this subdivision of any new bond to any institutional holder. Every new bond issued pursuant to this subdivision in lieu of any destroyed, lost or stolen bond shall constitute an original additional contractual obligation of the Company, whether or not the destroyed, lost or stolen bond shall be at any time enforceable by anyone, and shall be entitled to all the benefits of the Indenture equally and proportionately with any and all other bonds duly issued hereunder. The provisions of this subdivision are exclusive and shall preclude (to the extent lawful) all other rights and remedies with respect to the replacement or payment of mutilated, destroyed, lost or stolen bonds.






				      15                                   51

     (p) Notwithstanding any other provision of the Mortgage, including without limitation Section 3 of Part II of the Ninth Supplemental Indenture, or hereof, upon presentation and surrender to the Trustee of any Series GG bond or bonds accompanied by the written request of any institutional holder thereof, the Company will execute, and upon its request the Trustee will authenticate and deliver to the institutional holder or to the office of its custodian, if any, as soon as reasonably practicable after such request, in exchange for said Series GG bond or bonds, an equivalent unpaid principal amount of Series GG bonds in any denomination provided for herein, registered in the name of such institutional holder or in such other name as such institutional holder may specify or as such institutional holder may elect.

     (q) Notwithstanding any other provision of the Mortgage, including without limitation Section 3 of Part II of the Ninth Supplemental Indenture, or hereof, upon the presentation and surrender to the Trustee of any Series GG bond or bonds accompanied by a written instrument of transfer in a form reasonably satisfactory to the Company and the Trustee, the Company will execute, and upon its request the Trustee shall authenticate and deliver to the transferee or to the office of its custodian, as soon as reasonably practicable after surrender of such Series GG bond or bonds, an equivalent unpaid principal amount of Series GG bonds in any denomination provided for herein, registered in the name of the transferee or in such other name as may be specified in the instrument of transfer.

     (r) Notwithstanding any other provision of the Mortgage, including without limitation Section 3 of Part II of the Ninth Supplemental Indenture, or hereof, the Company will bear all expenses in connection with the preparation, issue, delivery and the above-mentioned exchanges and transfers of Series GG bonds, including, with respect any institutional holder of the Series GG bonds, the cost of transmitting Series GG bonds for the purpose of such exchanges to and from such institutional holder's home office or the office of its custodian, as well as the cost of transmitting Series GG bonds for the purpose of such transfers from any such institutional holder's home office or the office of its custodian and to the transferee.

     (s) Notwithstanding any other provision of the Mortgage, including without limitation Section 3 of Part II of the Ninth Supplemental Indenture, or hereof, if any holder of Series GG bonds is an insurance company, its own agreement of indemnity shall be deemed to be satisfactory indemnity and security where required under the Mortgage or any Supplemental Indenture.

     (t) The Series GG bonds shall be issued upon and subject to the other provisions and agreements in respect thereof hereinafter in this Thirty-Eighth Supplemental Indenture contained.

   Section 3. Form of Series GG Bonds. The registered bonds without coupons of Series GG shall be substantially in the following form:







				      16                                   52

	      [FORM OF REGISTERED BOND WITHOUT COUPONS OF SERIES GG]

			California Water Service Company
		      First Mortgage 6.98% Bond, Series GG
			      Due November 1, 2023


No..................

    California Water Service Company, a California corporation (hereinafter called the "Company"), for value received hereby promises to pay to
...................................................... or registered assigns, the principal sum of ......................... Dollars on November 1, 2023 in
such coin or currency of the United States of America as at the time of payment shall be legal tender for the payment of public and private debts, and to pay interest (computed on the basis of a 360 day year of twelve 30 day months), semi-annually on May 1 and November 1 of each year, on said principal sum, in like coin or currency, at the rate per annum specified in the title of this bond, from the May 1 or November 1, as the case may be, next preceding the date hereof to which interest has been paid, or, if the date hereof is a date to which interest has been paid, from the date hereof, or if no interest has been paid on the Series GG bonds, then from ............. [date of authentication of the initial issue of Series GG bonds], until payment of said principal sum has been made or duly provided for. Notwithstanding the foregoing, if the date hereof is after April 15 and before the next following May 1 or is after
October 15 and before the next following November 1, this bond shall bear interest from such May 1 or November 1; provided, however, that if the Company shall default in the payment of interest due on such May 1 or November 1, then this bond shall bear interest from the next preceding May 1 or November 1 to which interest has been paid, or, if no interest has been paid on the Series GG bonds, from ............. [date of authentication of the initial issue of
Series GG bonds]. Such principal and interest shall be payable at the corporate trust office of Bank of America National Trust and Savings Association, in the City of Los Angeles, State of California. The interest so payable on any May 1 or November 1 will, except as provided in the Indenture as hereinafter defined, be paid to the person in whose name this bond is registered at the close of business on the April 15 prior to such May 1 or the October 15 prior to such November 1 unless such April 15 or October 15 shall not be a business day (as defined in said Indenture), in which event the business day next preceding; and may be paid by check to the order of such person mailed on the payment date to such person's address as the same appears on the books maintained for such purpose by or on behalf of the Company, or, if there then be in effect any home office payment agreement between the Company and any particular institutional holder of this bond specifying a different address for or manner of payment, shall be paid to such institutional holder at such different address and in such different manner.

    This bond is one of an authorized issue of bonds of the Company, known generally as its First Mortgage Bonds, all issued and to be issued in one or






				      17                                   53
more series under and equally secured by an indenture executed by the Company to American Trust Company and Los Angeles-First National Trust & Savings Bank, as trustees, dated April 1, 1928 (hereinafter called the "Original Indenture"), as supplemented, amended and modified by the first eight indentures supplemental thereto and particularly by that certain Supplemental Mortgage of Chattels and Trust Indenture (hereinafter called the "Eighth Supplemental Indenture"), executed by the Company to American Trust Company and Security-First National Bank of Los Angeles (formerly known as Los Angeles-First National Trust & Savings Bank), as trustees, dated November 1, 1945, which Eighth Supplemental Indenture particularly describes the seven preceding supplemental indentures, and as further supplemented by other indentures supplemental thereto creating particular series of bonds, which Original Indenture as so supplemented, amended and modified is herein called the "Indenture." As provided in the Indenture, said bonds may be for various principal sums and are issuable in series which may mature at different times, may bear interest at different rates and may otherwise vary as in the Indenture provided or permitted. This bond is one of the bonds limited to an aggregate principal amount of Twenty Million Dollars ($20,000,000) created by the Indenture and particularly by that certain Supplemental Mortgage of Chattels and Trust Indenture (hereinafter called the "Thirty-Eighth Supplemental Indenture"), executed by the Company to Bank of America National Trust and Savings Association, as trustee, dated as of October 15, 1993, and designated therein as set forth in the title of this bond (herein sometimes referred to as the "Series GG bonds"). Reference is hereby made to the Indenture for a description of the property mortgaged and pledged, the nature and extent of the security, and the rights of the Company, of the trustee under the Indenture (hereinafter referred to as the "Trustee") and of the holders of the bonds in respect thereto.

    This bond may not be redeemed prior to November 1, 2003, except as provided in clauses (i), (ii) and (iii) below. On or after November 1, 2003, this bond is subject to redemption at any time, in whole or in part, at the option of the Company, initially at a redemption price equal to 103.490% of the outstanding principal amount thereof and thereafter at a redemption price equal to the principal amount thereof plus a premium equal to the following percentages, respectively, of said principal amount:

		During the Twelve
		Months Beginning
		   November 1                           Premium

		      2004                               3.141%
		      2005                               2.792%
		      2006                               2.443%
		      2007                               2.094%
		      2008                               1.745%
		      2009                               1.396%
		      2010                               1.047%
		      2011                               0.698%
		      2012                               0.349%
		      2013 (and each year thereafter)    0.0000%





				      18                                   54
together with interest accrued thereon to the date fixed for redemption (such redemption price being hereinafter called the "Regular Redemption Price"); provided, however, that Series GG bonds may be redeemed (i) out of cash held in the sinking fund hereinafter mentioned, (ii) through the application of the proceeds of the sale of any complete water system or any substantial part of a water system owned by the Company, including without limiting the generality of the foregoing a sale to a municipality or other public body or agency having the power of eminent domain or the right to purchase or order the sale of such property, or (iii) in connection with a sale pursuant to involuntary liquidation of the Company, and, in case of redemption upon any such event, the applicable redemption price shall be the principal amount of such Series GG bonds so redeemed, together with interest accrued thereon to the redemption date (such redemption price being hereinafter called the "Special Redemption Price").

    In each case such redemption shall only be made upon at least thirty days' notice sent by the Company (except where such redemption is made out of cash deposited in the sinking fund hereinafter mentioned) and upon the further conditions and in the manner provided in the Indenture. If this bond is called for redemption and payment therefor is duly provided, as specified in the Indenture, interest shall cease to accrue hereon from and after the date fixed for redemption; provided, however, that if only a part of the principal amount of this bond is called for redemption, interest shall cease to accrue from and after the date fixed for redemption only upon that portion of the principal amount hereof called for redemption, and in case of any such partial redemption of this bond, payment of the redemption price will be made only (a) upon surrender of this bond in exchange for a new bond or bonds of authorized denominations of this series of an aggregate principal amount equal to the unredeemed portion of this bond, (b) upon presentation of this bond for notation hereon of the payment of such portion of the principal amount hereof so called for redemption, or (c) in accordance with the applicable terms of any home office payment agreement between the Company and any institutional holder of this bond.

   Said Thirty-Eighth Supplemental Indenture provides a sinking fund applicable to the Series GG bonds, which requires the Company to deposit with the Trustee in cash on or before the end of each year ending October 31, commencing with the year ending October 31, 1994 through the year ending October 31, 2022, the sum of $100,000. Such annual sinking fund payments shall be made, held and applied to the retirement or for the greater security of the outstanding Series GG bonds in the manner more particularly provided in said Thirty-Eighth Supplemental Indenture, including the redemption of outstanding Series GG bonds as therein provided.

   To the extent and in the manner permitted by the Indenture, the provisions of the Indenture or any supplemental indenture may be modified by the Company with the consent of the Trustee and the written consent of the holders of 75% in principal amount of all bonds then outstanding under the Indenture; provided, however, (1) that the obligation of the Company to pay the principal of the bonds and the interest thereon, as the same shall from time to time






				      19                                   55
become due, shall continue unimpaired; (2) that no such modification shall give to any bond or bonds any preference over any other bond or bonds; (3) that no such modification shall authorize the creation of any lien prior or equal to the lien of the Indenture on any of the fixed property of the Company now owned or hereafter acquired and on which the same shall constitute a lien; (4) that no such modification shall reduce the percentage of the principal amount of bonds the consent of which is required to effect a modification of the Indenture or any supplemental indenture; and (5) that if any such modification shall affect one or more series of bonds and shall not affect equally the bonds of all series, then such modification shall also be consented to by the holders of 75% in principal amount of the bonds of each series which will be so affected.

    In case an event of default as defined in the Indenture or if certain other contingencies specified therein shall occur, the principal of this bond may become or be declared due and payable in the manner, with the effect and subject to the conditions provided in the Indenture.

    This bond is transferable by the registered owner hereof, in person or by attorney duly authorized in writing, at the corporate trust office of Bank of America National Trust and Savings Association, in the City of Los Angeles, State of California, upon surrender and cancellation of this bond. Upon any such transfer, a new registered bond or bonds without coupons, of the same series and for the same aggregate unpaid principal amount, will be issued to the transferee in exchange therefor. The Company and the Trustee may deem and treat the person in whose name this bond is registered as the absolute owner hereof for the purpose of receiving payment hereof or on account hereof (including principal, interest and premium, if any) and for all other purposes and shall not be affected by any notice to the contrary.

    The Series GG bonds are issuable in the form of registered bonds without coupons in the denomination of $1,000 and any denominations that are multiples of $1,000.

    No recourse shall be had for the payment of the principal of, premium, if any, or the interest on, this bond, or for any claim based hereon or on the Indenture or any indenture supplemental thereto, against any incorporator, or against any stockholder, director or officer, as such, past, present or future, of the Company, or of any predecessor or successor corporation, either directly or through the Company or any such predecessor or successor corporation, whether by virtue of any constitution, statute or rule of law, or by the enforcement of any assessment or penalty or otherwise, all such liability, whether at common law, in equity, by any constitution, statute or otherwise, of incorporators, stockholders, directors or officers being released by every holder hereof by the acceptance of this bond and as part of the consideration for the issue hereof, and being likewise released by the terms of the Indenture; provided, however, that nothing herein or in the Indenture contained shall be taken to prevent recourse to and the enforcement of the liability, if any, of any stockholder or subscriber to capital stock of the Company upon or in respect of shares of capital stock not fully paid.






				      20                                   56

    This bond, with or without others of like form and series, may be exchanged for one or more new bonds of the same series of other authorized denominations, but of the same aggregate unpaid principal amount.

    This bond shall not become valid or obligatory until Bank of America National Trust and Savings Association, the current Trustee under the Indenture, or a successor Trustee thereunder, shall have signed the form of certificate endorsed hereon.

    In Witness Whereof, California Water Service Company has caused this bond to be signed, manually or in facsimile, by its President or a Vice President and its corporate seal (or a facsimile thereof) to be hereto affixed, imprinted, engraved or otherwise reproduced and attested, manually or in facsimile, by its Secretary or an Assistant Secretary.


Dated: ..........................

				    CALIFORNIA WATER SERVICE COMPANY


				    By......................................
								   President

Attest: ............................
		    Secretary

       [seal]



		 [FORM OF TRUSTEE'S CERTIFICATE OF AUTHENTICATION]

			       TRUSTEE'S CERTIFICATE

    This bond is one of the bonds, of the series designated therein, described in the within mentioned Indenture and registered on the registration books of the Trustee.


Dated: ..........................

				 BANK OF AMERICA NATIONAL TRUST AND SAVINGS
				 ASSOCIATION

				 Trustee


				 By.......................................
							Authorized Officer





				      21                                   57

				    ARTICLE II.

				  Issue of Bonds

    Section 1. Conditions Applicable to Issuance of Series GG Bonds. Bonds of Series GG shall be authenticated, issued and delivered only upon and subject to the terms and conditions specified in Article II of the Original Indenture, as amended by the Eighth Supplemental Indenture, as applicable to bonds after the initial issue of bonds under the Original Indenture.


				    ARTICLE III.

				     Redemption

    Section 1. Right to Redeem; Redemption Prices. Series GG bonds may not be redeemed prior to November 1, 2003, except as provided in clauses (i), (ii) and
(iii) below. On or after November 1, 2003, the Company may, at its election, evidenced by a copy of a resolution certified by the Secretary or an Assistant Secretary of the Company under its corporate seal to have been duly adopted by the Board of Directors, and delivered to the Trustee, redeem at any time or from time to time (and whether or not on an interest payment date or interest payment dates) all or any part of the bonds of Series GG at the Regular Redemption Price set forth in the form of registered bond without coupons of Series GG hereinabove recited; provided, however, that Series GG bonds may be redeemed
(i) out of cash held in the sinking fund hereinafter provided for, or
(ii) through the application of the proceeds of the sale of any complete water system or any substantial part of a water system owned by the Company, including without limitation of the generality of the foregoing a sale to a municipality or other public body or agency having the power of eminent domain or the right to purchase or order the sale of such property, or (iii) in connection with a sale pursuant to involuntary liquidation of the Company, and, in case of redemption upon any such event, the applicable redemption price shall be the Special Redemption Price set forth in the form of registered bond without coupons of Series GG hereinabove recited.

    Section 2. Notice and Manner of Redemption. Such redemption of Series GG bonds or any of the same shall only be made upon the notice and in the manner and with the effect as provided in Article IV of the Original Indenture, as amended by the Eighth and Ninth Supplemental Indentures, excepting only that notwithstanding anything in said Article IV provided, (1) no notice by publication shall be required and notice of redemption shall be sent by the Company, delivery charges prepaid, by first class mail or by same-day or overnight messenger at least thirty days prior to the redemption date to the respective registered holders of the bonds called for redemption at their last addresses appearing on the books maintained for such purpose by or on behalf of the Company, except no such notice is required to be sent by the Company where such redemption is made out of cash deposited in the sinking fund referred to in
Article IV of this Thirty-Eighth Supplemental Indenture; (2) in case the Company shall redeem less than all of the bonds of Series GG, whether





				      22                                   58
through the sinking fund or otherwise, the Trustee shall redeem the bonds held by each registered holder pro rata in an amount proportional to the amount of then outstanding Series GG bonds held by such registered holder, and the notice of redemption shall specify the respective portions of the principal amount of each such bond to be redeemed in part and shall also state that payment of the redemption price will be made only (a) upon presentation of said bond for notation thereon of the payment of such portion of the principal amount thereof
(b) upon surrender of said bond in exchange for a new bond or bonds of authorized denominations of the same series and of an aggregate principal amount equal to the unredeemed portion of said bond, or (c) in accordance with the applicable terms of any respective home office payment agreement(s) between the Company and any institutional holder(s) of Series GG bonds; and (3) the redemption moneys for any Series GG bonds shall be paid and deposited in lawful money of the United States of America.


				   ARTICLE IV.

				  Sinking Fund

    Section 1. Amount and Time of Payment. The Company covenants and agrees that it will establish and maintain by annual cash deposits with the Trustee a sinking fund for the benefit of holders of Series GG bonds and for the purpose of retiring and/or further securing such bonds, all as hereinafter in this
Article IV provided. The amount to be deposited annually in such sinking fund (the "mandatory sinking fund payment") shall be, for the period commencing with the year ending October 31, 1994 through the year ending October 31, 2022, the sum of $100,000. The Company shall deposit said respective amounts in cash with the Trustee on or before the end of each year ending October 31, commencing on October 31, 1994.

    Section 2. Application of Sinking Fund Cash to Redemption of Bonds. All cash deposited with the Trustee for the sinking fund for Series GG bonds shall be held in a fund known as "Series GG Sinking Fund Cash". Notwithstanding any provisions to the contrary in Article IV of the Original Indenture, as amended by the Eighth Supplemental Indenture and Section 6 of the Ninth Supplemental Indenture, the Company shall instruct the Trustee in each year, after the deposit with the Trustee of the sinking fund payment for such year, to redeem Series GG bonds from the Series GG Sinking Fund Cash in accordance with the provisions of Article III of this Thirty-Eighth Supplemental Indenture. The Company shall fix the date for the redemption of such Series GG bonds to be the November 1 first following the deposit with the Trustee of any such sinking fund payment. However, the Trustee will redeem Series GG bonds only in denominations of $1,000 or multiples thereof. If any registered holder's share of the sinking fund payment is not an even multiple of $1,000, the Trustee shall hold for the account of such registered holder the difference between the amount of such registered holder's share and the highest multiple of $1,000 which is less than such amount. The Trustee shall apply such sum on the next possible sinking fund redemption date to redeem Series GG bonds from such registered holders in authorized multiples of $1,000.





				      23                                   59

    The Company covenants and agrees to take any and all steps necessary to effect the redemption of such Series GG bonds from the Series GG Sinking Fund Cash as provided in this Thirty-Eighth Supplemental Indenture, but if the Company shall fail to do so, the Trustee is hereby authorized and empowered, to take all such steps for and in the name of the Company, including the giving of any notice of redemption. No resolution of the Board of Directors of the Company shall be necessary for such redemption and if the Trustee holds such amount of money in the sinking fund that shall, in and of itself, constitute the election of the Company to redeem the largest amount of bonds which may be thereby redeemed.

    Section 3. Limitations on Use of Sinking Fund Cash in Case of Default. Notwithstanding anything hereinbefore provided, the Trustee shall not use cash in said sinking fund to redeem any bonds if the Company shall be in default under the Indenture to the knowledge of the Trustee and, in the event of default, the cash in the sinking fund shall form a part of the trust estate for the equal protection of all bonds as above provided for any part of the trust estate.

    Section 4. Sinking Funds for Bonds of Other Series. The Company further covenants and agrees that any bonds of any other series which may be hereafter issued under the Original Indenture or any indenture supplemental thereto while any Series GG bonds are outstanding shall have a sinking fund, commencing not later than eighteen months after the date of authentication and delivery of such bonds of other series, in an annual amount not less than 1/2 of 1% of the maximum aggregate principal amount of all bonds of such other series at any time authenticated and delivered by the Trustee after deducting therefrom the aggregate principal amount of all bonds of such other series theretofore retired otherwise than through the operation of such sinking fund.


				   PART II.

			     Miscellaneous Provisions
		     with Respect to Supplemental Indenture

    Section 1. The Trustee. The Trustee hereby accepts the trusts under this Thirty-Eighth Supplemental Indenture and agrees to perform the same on the terms and conditions set forth in the Original Indenture and supplemental indentures, including this Thirty-Eighth Supplemental Indenture. The Trustee shall not be responsible in any manner whatsoever for or in respect of the validity or sufficiency of this Thirty-Eighth Supplemental Indenture or the due execution hereof by the Company nor for or in respect of the recitals contained herein, all of which recitals are made by the Company solely.

    Section 2. Destruction of Bonds. The Trustee shall forthwith cancel and destroy all bonds transferred, exchanged or redeemed and delivered to the Trustee and the Trustee shall deliver a certificate of such destruction to the Company.






				      24                                   60

    Section 3. Separability of Invalid Provisions. If any one or more of the covenants or agreements provided in this Thirty-Eighth Supplemental Indenture on the part of the Company or the Trustee to be performed should be contrary to any express provision of law, or contrary to the policy of express law, to such an extent as to be unenforceable in any court of competent jurisdiction, then such covenant or covenants, agreement or agreements, shall be null and void, and shall be deemed separable from the remaining covenants and agreements and shall in no wise affect or impair the validity of this Thirty-Eighth Supplemental Indenture.

    Section 4. Effect on Successors and Assigns of Parties. Whenever in this Thirty-Eighth Supplemental Indenture either of the parties hereto is named or referred to, the successors and assigns of such party (subject, however, to the provisions of Article IX of the Original Indenture, as amended by the Eighth Supplemental Indenture, as to the successors and assigns of the Company) shall be deemed to be included, and, subject as aforesaid, all the covenants, promises and agreements in this Thirty-Eighth Supplemental Indenture contained, by or on behalf of the Company or by or on behalf of the Trustee, shall bind and inure to the benefit of their respective successors and assigns, whether so expressed or not.

    Section 5. Immunity of Incorporators, Stockholders, Officers and Directors. No recourse shall be had for the payment of the principal of, premium, if any, or the interest on, any Series GG bonds, or for any claim based on any of the Series GG bonds or on the Original Indenture or any indenture supplemental thereto, against any incorporator, or against any stockholder, director or officer, as such, past, present or future, of the Company, or of any predecessor or successor corporation, either directly or through the Company or any such predecessor or successor corporation, whether by virtue of any constitution, statute or rule of law, or by the enforcement of any assessment or penalty or otherwise, all such liability, whether at common law, in equity, by any constitution, statute or otherwise, of incorporators, stockholders, or officers being released by every holder of Series GG bonds by the acceptance thereof and as part of the consideration for the issue thereof; provided, however, that nothing in the Original Indenture or any indenture supplemental thereto or in the Series GG bonds contained shall be taken to prevent recourse to and the enforcement of liability, if any, of any stockholder or subscriber to capital stock of the Company upon or in respect of shares of capital stock not fully paid.

    Section 6. Titles Not Part of Supplemental Indenture. The titles of Parts and Articles and headings of Sections are inserted for convenience only and are not a part of this Thirty-Eighth Supplemental Indenture.

    Section 7. Counterparts. This Thirty-Eighth Supplemental Indenture may be simultaneously executed in any number of counterparts and all such counterparts executed and delivered, each as an original, shall constitute but one and the same instrument.







				      25                                   61

    Section 8. Title to Property; Authority to Mortgage; Prior Liens. The Company covenants and agrees that the statements contained in Section 3.01 of
Part II of the Eighth Supplemental Indenture shall also apply to all properties acquired subsequent to the Eighth Supplemental Indenture and not heretofore released from the lien of the Indenture pursuant to the provisions of Article V of Part II of the Eighth Supplemental Indenture.

    In Witness Whereof, said California Water Service Company and said Bank of America National Trust and Savings Association have caused these presents to be signed in their respective corporate names by their respective officers thereunto duly authorized and impressed with their respective corporate seals, all as of the day and year first above written.

				  CALIFORNIA WATER SERVICE COMPANY



				  By   /s/  DONALD L. HOUCK

					President and Chief Executive
					Officer

[Seal]

				  By   /s/  HELEN MARY KASLEY

					Secretary


				  BANK OF AMERICA NATIONAL TRUST AND SAVINGS
				  ASSOCIATION


[Seal]

				  By  /s/ JENNIFER HOLDER

				       Senior Trust Officer

















				      26                                   62

State of California     )
			) ss.
County of Santa Clara   )



    On   10/13/93  before me, CHRISTINA M. FREEMAN , a Notary Public in and for the State of California, personally appeared Donald L. Houck and Helen M. Kasley, known to me (or proved to me on the basis of satisfactory evidence) to be the persons whose names are subscribed to the within instrument and acknowledged to me that they executed the same in their authorized capacities, and that by their signatures on the instrument the entity upon behalf of which the persons acted executed the instrument.

    WITNESS my hand and official seal.


[Notarial Seal]


				   /s/  CHRISTINA M. FREEMAN


































				      27                                   63

State of California               )
				  ) ss.
City and County of San Francisco  )



    On  10/26/93  before me, NORMA L. CANTORA , a Notary
Public in and for the State of California, personally appeared Jennifer Holder, known to me (or proved to me on the basis of satisfactory evidence) to be the person whose name is subscribed to the within instrument and acknowledged to me that she executed the same in her authorized capacity, and that by her signature on the instrument the entity upon behalf of which the person acted executed the instrument.

    WITNESS my hand and official seal.


[Notarial Seal]



				   /s/  NORMA L. CANTORA

































				      28                                   64

				   SCHEDULE A

    The resignations of Wells Fargo Bank, National Association and Security Pacific National Bank as trustees and the appointment of Bank of America National Trust and Savings Association as successor trustee have been recorded in the offices of the Recorders of the following counties and city and county of the State of California on the respective dates and in the respective books of record and/or as the respective document numbers hereinafter set forth as follows:

    County or                                                     Book and
    City and                Recording         Document               Page
     County                    Date            Number            (Reel-Image)

Alameda...........       August 1, 1983      83-137410                   None
Butte.............       August 1, 1983       83-25375               2851-200
Fresno............       August 2, 1983       83069489          Not Available
Glenn.............       August 1, 1983           3329                729-170
Kern..............       August 2, 1983          12487               5576-522
Los Angeles.......       August 2, 1983      83-887733                   None
Monterey..........       August 1, 1983       GG 34173               1655-830
City and County of San
  Francisco.......       August 1, 1983       D 376552               D559-205
San Joaquin.......      August 10, 1983       83058347                   None
San Mateo.........       August 1, 1983       83080322                   None
Santa Clara.......       August 1, 1983        7766085               H770-413
Solano............       August 1, 1983          32353             Page 61300
Sonoma............       August 1, 1983       83-50597               83-50597
Tulare............       August 1, 1983          35981               4093-763
Yuba..............       August 1, 1983           1056                805-423























				      29                                   65

				    SCHEDULE B

    The First through Thirty-Seventh Supplemental Indentures have been recorded in the offices of the Recorders of the following counties and city and county of the State of California on the respective dates and in the respective books of record and/or as the respective document numbers hereinafter set forth, as follows:

			   FIRST SUPPLEMENTAL INDENTURE

								      Page
						   Vol. of          at which
				Date of           Official           Record
	County              Recordation            Records         Commences

Kings..................     Jan. 7, 1929                40               432
Contra Costa...........     Jan. 7, 1929               157               256


			  SECOND SUPPLEMENTAL INDENTURE
								      Page
						   Vol. of          at which
				  Date of         Official           Record
	 County               Recordation          Records         Commences

Kings..................   August 20, 1929               48               442
Butte..................   August 20, 1929              116               389
Glenn..................   August 20, 1929               17               179
Alameda................   August 20, 1929             2173               334
Tulare.................   August 20, 1929              337                88
Kern...................   August 21, 1929              320                95
Contra Costa...........   August 20, 1929              208               198


			  THIRD SUPPLEMENTAL INDENTURE
									Page
						   Vol. of          at which
				     Date of      Official            Record
	 County                  Recordation       Records         Commences

Yuba...................      February 28, 1930           9               238
City and County of San
  Francisco............      February 28, 1930        1985               257


			  FOURTH SUPPLEMENTAL INDENTURE
								       Page
						   Vol. of         at which
				     Date of      Official           Record
	 County                  Recordation       Records        Commences

San Mateo..............        July 17, 1931           537                1
City and County of San
  Francisco............        July 20, 1931          2232              284
Santa Clara............        July 17, 1931           576              175

				      30                                   66

				 FIFTH SUPPLEMENTAL INDENTURE

									Page
	 County or                                Vol. of           at which
	 City and                   Date of      Official             Record
	 County                 Recordation       Records          Commences

City and County of San
  Francisco..........        March 31, 1932         2359                  17
Yuba.................         April 6, 1932           12                 469
Sonoma...............         April 6, 1932          320                  39
Alameda..............         April 6, 1932         2808                  77
Tulare...............         April 6, 1932          466                 381
Los Angeles..........         April 6, 1932        11543                  85
San Joaquin..........         April 6, 1932          397                 375
Santa Clara..........         April 6, 1932          606                 464
San Mateo............         April 6, 1932          553                 492
Butte................         April 6, 1932           83                 489
Kings................         April 6, 1932           87                 292
Glenn................         April 6, 1932           43                 123
Shasta...............         April 6, 1932           74                  10
Contra Costa.........         April 6, 1932          299                 449
Kern.................         April 6, 1932          428                 473
Solano...............         April 6, 1932           89                  66



				SIXTH SUPPLEMENTAL INDENTURE
									Page
	  County or                              Vol. of            at which
	  City and                 Date of      Official              Record
	  County               Recordation       Records           Commences

Alameda..............        June 15, 1936          3314                 406
Butte................        June 15, 1936           167                   1
Contra Costa.........        June 15, 1936           418                  12
Glenn................        June 15, 1936            82                  73
Kern.................        June 15, 1936           643                  64
Kings................        June 15, 1936           151                 241
Los Angeles..........        June 15, 1936         14153                 291
City and County of San
  Francisco..........        June 15, 1936          2972                   1
San Joaquin..........        June 15, 1936           542                  53
San Mateo............        June 15, 1936           703                   1
Santa Clara..........        June 15, 1936           777                 137
Shasta...............        June 15, 1936           108                 134
Solano...............        June 15, 1936           161                   1
Sonoma...............        June 15, 1936           412                 160
Tulare...............        June 15, 1936           682                   1
Yuba.................        June 15, 1936            35                  25





				      31                                   67

				SEVENTH SUPPLEMENTAL INDENTURE

									Page
	 County or                              Vol. of             at which
	 City and                   Date of    Official               Record
	 County                 Recordation     Records            Commences

Los Angeles..........           May 1, 1939       16572                  206
City and County of San
  Francisco..........           May 2, 1939        3450                   93
San Mateo............           May 2, 1939         840                   94
Sonoma...............           May 2, 1939         477                  108
Kern.................           May 2, 1939         869                   12



				EIGHTH SUPPLEMENTAL INDENTURE
									Page
	 County or                              Vol. of             at which
	 City and                    Date of   Official               Record
	 County                  Recordation    Records            Commences

Alameda..............       November 3, 1945       4780                  134
Butte................       November 2, 1945        380                    1
Contra Costa.........       November 3, 1945        874                    1
Fresno...............      February 21, 1962       4681                  226
Glenn................       November 2, 1945        191                    1
Kern.................       November 2, 1945       1292                   21
Kings................       November 1, 1945        342                    1
Los Angeles..........       November 2, 1945      22396                  251
Monterey.............      February 21, 1962         23     (Reel)         1
City and County of San
  Francisco..........       November 2, 1945       4346                  103
San Joaquin..........       November 3, 1945        960                   21
San Mateo............       November 3, 1945       1231                    1
Santa Clara..........       November 1, 1945       1267                  583
Solano...............       November 3, 1945        344                    6
Sonoma...............       November 3, 1945        665                   21
Tulare...............       November 3, 1945       1141                  382
Yuba.................       November 3, 1945         94                   23















				      32                                   68

				NINTH SUPPLEMENTAL INDENTURE

									 Page
	 County or                              Vol. of              at which
	 City and                   Date of    Official                Record
	 County                 Recordation     Records             Commences

Alameda..............       August 31, 1951        6525                   237
Butte................       August 30, 1951         603                     1
Contra Costa.........       August 30, 1951        1814                   508
Fresno...............     February 21, 1962        4681                   437
Glenn................       August 30, 1951         266                    63
Kern.................       August 29, 1951        1840                   373
Kings................       August 30, 1951         502                   228
Los Angeles..........       August 29, 1951       37102                   345
Monterey.............     February 21, 1962          23     (Reel)        207
City and County of San
  Francisco..........       August 30, 1951        5773                   355
San Joaquin..........       August 30, 1951        1372                   123
San Mateo............       August 30, 1951        2150                   298
Santa Clara..........       August 30, 1951        2275                   295
Solano...............       August 31, 1951         592                   136
Sonoma...............       August 31, 1951        1072                   420
Tulare...............       August 30, 1951        1539                   528
Yuba.................       August 31, 1951         155                   177



				TENTH SUPPLEMENTAL INDENTURE
									 Page
	 County or                              Vol. of              at which
	 City and                   Date of    Official                Record
	 County                 Recordation     Records             Commences

Alameda..............         July 10, 1953        7078                   451
Butte................          July 9, 1953         679                    45
Contra Costa.........          July 9, 1953        2157                   453
Fresno...............     February 21, 1962        4681                   540
Glenn................          July 9, 1953         297                   139
Kern.................          July 8, 1953        2102                   215
Kings................          July 9, 1953         561                   249
Los Angeles..........          July 8, 1953       42134                   371
Monterey.............     February 21, 1962          23      (Reel)       314
City and County of San
  Francisco..........          July 9, 1953        6190                    21
San Joaquin..........          July 9, 1953        1540                   523
San Mateo............         July 10, 1953        2443                   248
Santa Clara..........          July 9, 1953        2680                    50
Solano...............          July 9, 1953         677                     4
Sonoma...............         July 10, 1953        1218                   348
Tulare...............          July 9, 1953        1686                   314
Yuba.................         July 10, 1953         181                     1



				      33                                   69

			       ELEVENTH SUPPLEMENTAL INDENTURE

									 Page
	 County or                              Vol. of              at which
	 City and                   Date of    Official                Record
	 County                 Recordation     Records             Commences

Alameda..............       August 20, 1954        7404                   181
Butte................       August 20, 1954         732                   496
Contra Costa.........       August 20, 1954        2368                   164
Fresno...............     February 21, 1962        4681                   604
Glenn................       August 20, 1954         314                   369
Kern.................       August 20, 1954        2278                    74
Kings................       August 20, 1954         594                   449
Los Angeles..........       August 19, 1954       45365                    64
Monterey.............     February 21, 1962          23      (Reel)       377
City and County of San
  Francisco..........       August 20, 1954        6435                   421
San Joaquin..........       August 20, 1954        1662                   316
San Mateo............       August 19, 1954        2636                   330
Santa Clara..........       August 20, 1954        2942                   331
Solano...............       August 19, 1954         728                    10
Sonoma...............       August 20, 1954        1290                   234
Tulare...............       August 20, 1954        1772                   388
Yuba.................       August 20, 1954         195                   490



				TWELFTH SUPPLEMENTAL INDENTURE
									 Page
	 County or                               Vol. of             at which
	 City and                   Date of     Official               Record
	 County                 Recordation      Records            Commences

Alameda..............       October 7, 1955         7806                  501
Butte................       October 7, 1955          794                    9
Contra Costa.........       October 7, 1955         2625                  417
Fresno...............     February 21, 1962         4681                  665
Glenn................       October 7, 1955          331                  350
Kern.................       October 6, 1955         2498                  171
Kings................       October 7, 1955          628                    1
Los Angeles..........       October 6, 1955        49158                  316
Monterey.............     February 21, 1962           23      (Reel)      439
City and County of San
  Francisco..........       October 7, 1955         6711                  525
San Joaquin..........       October 7, 1955         1797                  300
San Mateo............       October 7, 1955         2890                  480
Santa Clara..........       October 7, 1955         3299                  406
Solano...............       October 7, 1955          792                  422
Sonoma...............       October 7, 1955         1384                    2
Tulare...............       October 7, 1955         1864                  548
Yuba.................       October 7, 1955          213                  593



				      34                                   70

			      THIRTEENTH SUPPLEMENTAL INDENTURE

									 Page
	 County or                                Vol. of            at which
	 City and                   Date of      Official              Record
	 County                 Recordation       Records           Commences

Alameda..............      December 7, 1956          8226                  15
Butte................      December 7, 1956           859                 117
Contra Costa.........      December 7, 1956          2894                  20
Fresno...............     February 21, 1962          4681                 729
Glenn................      December 7, 1956           348                 217
Kern.................      December 6, 1956          2699                 390
Kings................      December 7, 1956           666                 316
Los Angeles..........      December 6, 1956         53054                  61
Monterey.............     February 21, 1962            23   (Reel)        503
City and County of San
  Francisco..........     December 10, 1956          6970                  41
San Joaquin..........      December 7, 1956          1925                   1
San Mateo............      December 7, 1956          3140                 258
Santa Clara..........      December 7, 1956          3680                   1
Solano...............      December 7, 1956           860                 189
Sonoma...............      December 7, 1956          1489                  28
Tulare...............      December 7, 1956          1961                 551
Yuba.................      December 7, 1956           233                  65



			      FOURTEENTH SUPPLEMENTAL INDENTURE
									 Page
	 County or                                Vol. of            at which
	 City and                     Date of    Official              Record
	 County                   Recordation     Records           Commences

Alameda..............          March 20, 1964        1155   (Reel) (Image)  2
Butte................          March 20, 1964        1303                   8
Contra Costa.........          March 20, 1964        4578                 360
Fresno...............          March 20, 1964        4980                 337
Glenn................          March 20, 1964         463                   1
Kern.................          March 19, 1964        3706                   1
Los Angeles..........          March 19, 1964       D2401                   6
Monterey.............          March 20, 1964         299    (Reel)       230
City and County of San
Francisco............          March 20, 1964        A734                 966
San Joaquin..........          March 20, 1964        2801                 126
San Mateo............          March 19, 1964        4670                 563
Santa Clara..........          March 20, 1964        6432                 567
Solano...............          March 20, 1964        1259                 331
Sonoma...............          March 19, 1964        2030                 757
Tulare...............          March 20, 1964        2491                 437
Yuba.................          March 20, 1964         389                 535




				      35                                   71

			       FIFTEENTH SUPPLEMENTAL INDENTURE

									 Page
	  County or                               Vol. of            at which
	  City and                  Date of      Official              Record
	  County                Recordation       Records           Commences

Alameda..............      November 4, 1965          1635                 610
Butte................      November 4, 1965          1398                  67
Contra Costa.........      November 4, 1965          4987                 469
Fresno...............      November 4. 1965          5236                 699
Glenn................      November 4, 1965           483                 194
Kern.................      November 3, 1965          3889                 476
Los Angeles..........      November 3, 1965         D3104                   7
Monterey.............      November 4, 1965           432                 526
City and County of San
  Francisco..........      November 4, 1965          A983                 431
San Joaquin..........      November 4, 1965          2996                  13
San Mateo............      November 4, 1965          5056                 588
Santa Clara..........      November 4, 1965          7166                 234
Solano...............      November 3, 1965          1366                 547
Sonoma...............      November 3, 1965          2167                 261
Tulare...............      November 4, 1965          2619                  12
Yuba.................      November 4, 1965           422                 562


			       SIXTEENTH SUPPLEMENTAL INDENTURE

									 Page
	  County or                               Vol. of            at which
	  City and                  Date of      Official              Record
	  County                Recordation       Records           Commences

Alameda..............      December 2, 1966          1881                 788
Butte................      December 2, 1966          1452                  13
Contra Costa.........      December 2, 1966          5256                 298
Fresno...............      December 2, 1966          5383                 432
Glenn................      December 2, 1966           495                 555
Kern.................      December 1, 1966          3999                 845
Los Angeles..........      December 1, 1966         D3496                 236
Monterey.............      December 2, 1966           485                 472
City and County of San
  Francisco..........      December 2, 1966          B101                  10
San Joaquin..........      December 2, 1966          3090                 511
San Mateo............      December 2, 1966          5244                 411
Santa Clara..........      December 2, 1966          7579                 440
Solano...............      December 1, 1966          1429                 482
Sonoma...............      December 1, 1966          2243                 434
Tulare...............      December 2, 1966          2686                 249
Yuba.................      December 2, 1966           443                 434





				      36                                   72

			      SEVENTEENTH SUPPLEMENTAL INDENTURE

									 Page
	 County or                               Vol. of             at which
	 City and                   Date of     Official               Record
	 County                 Recordation      Records            Commences

Alameda..............         April 2, 1968         2154                  273
Butte................         April 2, 1968         1511                  632
Contra Costa.........         April 2, 1968         5593                  177
Fresno...............         April 3, 1968         5554                  654
Glenn................         April 2, 1968          507                  326
Kern.................         April 3, 1968         4147                  264
Los Angeles..........         April 2, 1968        D3959                   10
Monterey.............         April 2, 1968          551                  580
City and County of San
  Francisco..........         April 2, 1968         B230                  362
San Joaquin..........         April 2, 1968         3199                  132
San Mateo............         April 2, 1968         5453                    1
Santa Clara..........         April 2, 1968         8076                   99
Solano...............         April 1, 1968         1501                   35
Sonoma...............         April 3, 1968         2323                  446
Tulare...............         April 3, 1968         2773                  415
Yuba.................         April 2, 1968          465                  122



			      EIGHTEENTH SUPPLEMENTAL INDENTURE

									 Page
	 County or                               Vol. of             at which
	 City and                   Date of     Official               Record
	 County                 Recordation      Records            Commences

Alameda..............         April 3, 1970         2592                  708
Butte................         April 6, 1970         1608                  505
Contra Costa.........         April 3, 1970         6099                   58
Fresno...............         April 3, 1970         5775                  371
Glenn................         April 6, 1970          524                  168
Kern.................         April 3, 1970         4384                   72
Los Angeles..........         April 6, 1970        D4677                  518
Monterey.............         April 6, 1970          645                  921
City and County of San
  Francisco..........         April 6, 1970         B414                  258
San Joaquin..........         April 3, 1970         3381                  569
San Mateo............         April 3, 1970         5766                    1
Santa Clara..........         April 3, 1970         8878                  585
Solano...............         April 3, 1970         1618                  477
Sonoma...............         April 3, 1970         2453                  531
Tulare...............         April 3, 1970         2889                  894
Yuba.................         April 6, 1970          497                   84




				      37                                   73

			      NINETEENTH SUPPLEMENTAL INDENTURE

									 Page
	  County or                               Vol. of            at which
	  City and                   Date of     Official              Record
	  County                 Recordation      Records           Commences

Alameda..............          June 10, 1970         2632                 835
Butte................          June 11, 1970         1618                   2
Contra Costa.........          June 10, 1970         6146                   1
Fresno...............          June 10, 1970         5793                 233
Glenn................          June 11, 1970          526                 170
Kern.................          June  9, 1970         4405                 724
Los Angeles..........          June 10, 1970        D4736                 731
Monterey.............          June 10, 1970          653                 890
City and County of
  San Francisco......          June 11, 1970         B430                 928
San Joaquin..........          June 10, 1970         3402                 124
San Mateo............          June 10, 1970         5792                  57
Santa Clara..........          June 11, 1970         8949                 586
Solano...............          June 10, 1970         1629                 158
Sonoma...............          June 10, 1970         2465                 923
Tulare...............          June 10, 1970         2898                 231
Yuba.................          June 11, 1970          500                  77



			       TWENTIETH SUPPLEMENTAL INDENTURE

									 Page
	 County or                                Vol. of            at which
	 City and                    Date of     Official              Record
	 County                  Recordation      Records           Commences

Alameda..............          April 2, 1971         2820                  92
Butte................          April 2, 1971         1667                 102
Contra Costa.........          April 2, 1971         6351                 138
Fresno...............          April 2, 1971         5880                 820
Glenn................          April 2, 1971          533                 530
Kern.................          April 1, 1971         4509                  30
Los Angeles..........          April 1, 1971        D5014                 368
Monterey.............          April 2, 1971          695                 719
City and County of
  San Francisco......          April 5, 1971         B507                 812
San Joaquin..........          April 5, 1971         3509                 305
San Mateo............          April 2, 1971         5919                 363
Santa Clara..........          April 2, 1971         9278                 182
Solano...............          April 5, 1971         1677                 384
Sonoma...............          April 2, 1971         2524                 671
Tulare...............          April 2, 1971         2959                 373
Yuba.................          April 2, 1971          513                  81




				      38                                   74

			      TWENTY-FIRST SUPPLEMENTAL INDENTURE

									 Page
	  County or                               Vol. of            at which
	  City and                  Date of      Official              Record
	  County                Recordation       Records           Commences

Alameda..............     December 14, 1972          3298                 449
Butte................     December 14, 1972          1805                  96
Contra Costa.........     December 14, 1972          6821                 129
Fresno...............     December 14, 1972          6104                   2
Glenn................     December 14, 1972           554                 371
Kern.................     December 15, 1972          4757                 356
Los Angeles..........     December 14, 1972         D5698                 815
Monterey.............     December 14, 1972           815                 838
City and County of
  San Francisco......     December 14, 1972          B708                 675
San Joaquin..........     December 14, 1972          3718                 161
San Mateo............     December 14, 1972          6289                 367
Santa Clara..........     December 14, 1972          O154                 435
Solano...............     December 15, 1972          1795                 147
Sonoma...............     December 14, 1972          2719                 547
Tulare...............     December 14, 1972          3075                 674
Yuba.................     December 14, 1972           546                 360



			     TWENTY-SECOND SUPPLEMENTAL INDENTURE

									 Page
	 County or                                Vol. of            at which
	 City and                   Date of      Official              Record
	 County                 Recordation       Records           Commences

Alameda..............     December 27, 1972          3306                 930
Butte................     December 27, 1972          1807                 385
Contra Costa.........     December 27, 1972          6829                 150
Fresno...............     December 27, 1972          6108                 355
Glenn................     December 27, 1972           555                  69
Kern.................     December 29, 1972          4762                 140
Los Angeles..........     December 27, 1972         D5710                 690
Monterey.............     December 27, 1972           818                  40
City and County of
  San Francisco......     December 27, 1972          B712                 707
San Joaquin..........     December 27, 1972          3721                 317
San Mateo............     December 27, 1972          6296                 114
Santa Clara..........     December 27, 1972          O171                  29
Solano...............     December 29, 1972          1797                 530
Sonoma...............     December 27, 1972          2722                 782
Tulare...............     December 27, 1972          3078                 118
Yuba.................     December 27, 1972           547                 158




				      39                                   75

			     TWENTY-THIRD SUPPLEMENTAL INDENTURE

									 Page
	 County or                               Vol. of             at which
	 City and                 Date of        Official              Record
	 County                 Recordation      Records            Commences

Alameda..............     December 27, 1972         3307                    1
Butte................     December 27, 1972         1807                  433
Contra Costa.........     December 27, 1972         6829                  197
Fresno...............     December 27, 1972         6108                  307
Glenn................     December 27, 1972          555                  116
Kern.................     December 29, 1972         4762                  187
Los Angeles..........     December 27, 1972        D5710                  737
Monterey.............     December 27, 1972          818                   87
City and County of San
  Francisco..........     December 27, 1972         B712                  733
San Joaquin..........     December 27, 1972         3721                  269
San Mateo............     December 27, 1972         6296                  161
Santa Clara..........     December 27, 1972         O171                   76
Solano...............     December 29, 1972         1797                  577
Sonoma...............     December 27, 1972         2722                  830
Tulare...............     December 27, 1972         3078                  165
Yuba.................     December 27, 1972          547                  205



			     TWENTY-FOURTH SUPPLEMENTAL INDENTURE

									 Page
	  County or                              Vol. of             at which
	  City and                  Date of     Official               Record
	  County                Recordation      Records            Commences

Alameda..............        March 22, 1974         3635                  156
Butte................        March 22, 1974         1896                  665
Contra Costa.........        March 22, 1974         7183                   54
Fresno...............        March 22, 1974         6279                  513
Glenn................        March 22, 1974          570                  163
Kern.................        March 22, 1974         4832                  519
Los Angeles..........        March 22, 1974        D6209                  133
Monterey.............        March 22, 1974          902                    1
City and County of San
  Francisco..........        March 22, 1974         B866                  907
San Joaquin..........        March 22, 1974         3856                    1
San Mateo............        March 22, 1974         6574                  611
Santa Clara..........        March 22, 1974          815                  125
Solano...............        March 22, 1974         1974                11482
Sonoma...............        March 22, 1974         2847                  542
Tulare...............        March 22, 1974         3166                  315
Yuba.................        March 22, 1974          571                  423




				      40                                   76

			     TWENTY-FIFTH SUPPLEMENTAL INDENTURE

									 Page
	  County or                                Vol. of           at which
	  City and                  Date of       Official             Record
	  County                Recordation        Records          Commences

Alameda..............         June 20, 1975           4007                676
Butte................         June 20, 1975           1995                455
Contra Costa.........         June 20, 1975           7543                 54
Fresno...............         June 20, 1975           6447                 21
Glenn................         June 20, 1975            587                128
Kern.................         June 20, 1975           4901                154
Los Angeles..........         June 20, 1975          D6698                184
Monterey.............         June 20, 1975            985                335
City and County of San
  Francisco..........         June 20, 1975            C30                 18
San Joaquin..........         June 20, 1975           3996                258
San Mateo............         June 20, 1975           6872                  1
Santa Clara..........         June 20, 1975           B474                219
Solano...............         June 20, 1975           1975              25377
Sonoma...............         June 20, 1975           2970                761
Tulare...............         June 20, 1975           3249                 11
Yuba.................         June 20, 1975            595                695



			     TWENTY-SIXTH SUPPLEMENTAL INDENTURE

									 Page
	  County or                                Vol. of           at which
	  City and                  Date of       Official             Record
	  County                Recordation        Records          Commences

Alameda..............         June 10, 1976           4397                342
Butte................         June 10, 1976           2077                441
Contra Costa.........         June 10, 1976           7896                746
Fresno...............         June 11, 1976           6608                364
Glenn................         June 10, 1976            600                137
Kern.................         June 11, 1976           4960               1166
Los Angeles..........         June 10, 1976          10257                734
Monterey.............         June 10, 1976           1060                798
City and County of San
  Francisco..........         June 10, 1976           C184                  1
San Joaquin..........         June 10, 1976           4136                 42
San Mateo............         June 10, 1976           7151                667
Santa Clara..........         June 10, 1976           C073                688
Solano...............         June 10, 1976           1976              31463
Sonoma...............         June 10, 1976           3089                913
Tulare...............         June 10, 1976           3326                626
Yuba.................         June 10, 1976            616                512




				      41                                   77

			    TWENTY-SEVENTH SUPPLEMENTAL INDENTURE

									 Page
	  County or                               Vol. of            at which
	  City and              Date of          Official              Record
	  County              Recordation         Records           Commences

Alameda..............      March 24, 1978            5312                  57
Butte................      March 24, 1978            2268                 279
Fresno...............      March 27, 1978            6997                  25
Glenn................      March 24, 1978             626                 594
Kern.................      March 24, 1978            5098                1124
Los Angeles..........      March 24, 1978       78-310554
Monterey.............      March 24, 1978            1227                1030
City and County of
  San Francisco......      March 24, 1978            C538                 664
San Joaquin..........      March 27, 1978            4377                 286
San Mateo............      March 24, 1978            7728                 715
Santa Clara..........      March 24, 1978            D549                 102
Solano...............      March 24, 1978           21803                  73
Sonoma...............      March 24, 1978            3371                 634
Tulare...............      March 27, 1978            3315                 618
Yuba.................      March 24, 1978             662                 589



			     TWENTY-EIGHTH SUPPLEMENTAL INDENTURE

									 Page
	 County or                                Vol. of            at which
	 City and                 Date of        Official              Record
	 County               Recordation         Records           Commences

Alameda..............     August 28, 1978            5551                  62
Butte................     August 28, 1978            2318                 170
Fresno...............     August 28, 1978            7107                   2
Glenn................     August 28, 1978             633                 666
Kern.................     August 28, 1978            5135                 674
Los Angeles..........     August 28, 1978       78-951209
Monterey.............     August 28, 1978            1270                1030
City and County of
  San Francisco......     August 28, 1978            C631                 740
San Joaquin..........     August 28, 1978            4442                 141
San Mateo............     August 28, 1978            7774                1709
Santa Clara..........     August 28, 1978            D914                 715
Solano...............     August 28, 1978             --                71420
Sonoma...............     August 28, 1978            3445                 337
Tulare...............     August 28, 1978            3566                  14
Yuba.................     August 28, 1978             675                 331






				      42                                   78

			     TWENTY-NINTH SUPPLEMENTAL INDENTURE

									 Page
	  County or                                   Vol. of        at which
	  City and                  Date of          Official          Record
	  County                Recordation           Records       Commences

Alameda..............        March 28, 1980         80-055698
Butte................        March 28, 1980              2500             503
Fresno...............        March 31, 1980              7494             230
Glenn................        March 31, 1980               663             509
Kern.................        March 28, 1980              5275             818
Los Angeles..........        March 31, 1980         80-318971
Monterey.............        March 31, 1980              1399             636
City and County of
  San Francisco......        March 28, 1980              C970             327
San Joaquin..........        March 31, 1980          80020795
San Mateo............        March 28, 1980              7948            1952
Santa Clara..........        March 28, 1980              F233             366
Solano...............        March 28, 1980             23159
Sonoma...............        March 28, 1980          80-18782
Tulare...............        March 31, 1980              3753             500
Yuba.................        March 28, 1980               722             625



			       THIRTIETH SUPPLEMENTAL INDENTURE

									 Page
	 County or                                   Vol. of         at which
	 City and                   Date of         Official           Record
	 County                 Recordation          Records        Commences

Alameda..............       January 2, 1981        81-000002             None
Butte................       January 2, 1981           81-113         2583-250
Fresno...............       January 2, 1981              401         7651-362
Glenn................       January 2, 1981             0023          678-226
Kern.................       January 5, 1981           000286        5342-1512
Los Angeles..........       January 2, 1981          81-2293             None
Monterey.............       January 2, 1981           G00066         1456-551
City and County of
  San Francisco......     December 31, 1980          D044298         D127-551
San Joaquin..........       January 2, 1981         81000191             None
San Mateo............       January 2, 1981           0507AS             None
Santa Clara..........       January 2, 1981          6941984         F825-269
Solano...............       January 2, 1981               60        Pg 90-156
Sonoma...............       January 2, 1981        81-000131             None
Tulare...............       January 2, 1981              189         3828-412
Yuba.................       January 2, 1981             7644           743-99






				      43                                   79

			     THIRTY-FIRST SUPPLEMENTAL INDENTURE

	   County or
	   City and             Recording          Document     Book and Page
	   County                    Date            Number      (Reel-Image)

Alameda................       May 4, 1982         82-064230             None
Butte..................       May 4, 1982          82-12318          2715-529
Fresno.................       May 3, 1982             37212          7901-572
Glenn..................       May 4, 1982              1908           704-299
Kern...................       May 3, 1982             40614         5456-1478
Los Angeles............       May 3, 1982         82-445736             None
Monterey...............       May 3, 1982            G17137          1549-234
City and County of
  San Francisco........       May 3, 1982           D198127          D392-276
San Joaquin............       May 4, 1982          82022803             None
San Mateo..............       May 3, 1982          82035410             None
Santa Clara............       May 3, 1982           7353398             None
Solano.................       May 3, 1982             15522        Page 26792
Sonoma.................       May 3, 1982          82-23083             None
Tulare.................       May 3, 1982             19242          3961-163
Yuba...................       May 3, 1982             10984           775-263



			     THIRTY-SECOND SUPPLEMENTAL INDENTURE

	   County or
	   City and               Recording        Document     Book and Page
	   County                      Date          Number      (Reel-Image)

Alameda................    October 13, 1983       83-191597             None
Butte..................    October 13, 1983        83-34081             None
Fresno.................    October 13, 1983        83095135             None
Glenn..................    October 13, 1983            4435             None
Kern...................    October 13, 1983          041161          5597-658
Los Angeles............    October 13, 1983      83-1208172             None
Monterey...............    October 13, 1983          G46236         1674-1194
City and County of
  San Francisco........    October 13, 1983         D408975             None
San Joaquin............    October 13, 1983        83074718             None
San Mateo..............    October 13, 1983        83112077             None
Santa Clara............    October 13, 1983         7850561          H980-717
Solano.................    October 13, 1983           45171        1983-85369
Sonoma.................    October 13, 1983        83-69362             None
Tulare.................    October 13, 1983           51515          4120-726
Ventura................    October 13, 1983          117059       1983-117059
Ventura (re-recorded)..    November 15,1983          130202       1983-130202
Yuba...................    October 13, 1983            3764           810-614






				      44                                   80

			     THIRTY-THIRD SUPPLEMENTAL INDENTURE

	   County or
	   City and                 Recording       Document    Book and Page
	   County                        Date         Number     (Reel-Image)

Alameda................    September 13, 1988      88-232083            None
Butte..................    September 13, 1988      88-031123            None
Fresno.................    September 13, 1988       88101543            None
Glenn..................    September 13, 1988        88-4023            None
Kern...................    September 13, 1988          31355        6162-1754
Los Angeles............    September 13, 1988     88-1464893            None
Monterey...............    September 13, 1988          47561         2273-660
City and County of
  San Francisco........    September 13, 1988        E243818            None
San Joaquin............    September 13, 1988       88077190            None
San Mateo..............    September 13, 1988       88120443            None
Santa Clara............    September 13, 1988        9833944            None
Solano.................    September 13, 1988          54422      1988-117737
Sonoma.................    September 13, 1988       88-77182         88-77182
Tulare.................    September 13, 1988          58120         4745-662
Ventura................    September 13, 1988      88-133327            None
Yuba...................    September 13, 1988           2818          947-287



			     THIRTY-FOURTH SUPPLEMENTAL INDENTURE

	   County or
	   City and                 Recording       Document    Book and Page
	   County                        Date         Number     (Reel-Image)

Alameda................     December 20, 1990      90-332019           None
Butte..................     December 20, 1990      90-054231           None
Fresno.................     December 20, 1990       90155101           None
Glenn..................     December 20, 1990        90-6395           None
Kern...................     December 20, 1990          85807         6468-709
Los Angeles............     December 20, 1990     90-2094360           None
Monterey...............     December 20, 1990          73725         2589-678
City and County of
  San Francisco........     December 20, 1990        E836831         F276-480
San Joaquin............     December 20, 1990       90122496           None
San Mateo..............     December 20, 1990       90165083           None
Santa Clara............     December 21, 1990       10758142           None
Solano.................     December 20, 1990          99015           None
Sonoma.................     December 20, 1990      90-122784           None
Tulare.................     December 23, 1990          83069           None
Ventura................     December 20, 1990      90-187399           None
Yuba...................     December 20, 1990       90-14553           None






				      45                                   81

			      THIRTY-FIFTH SUPPLEMENTAL INDENTURE

	   County or
	   City and               Recording         Document    Book and Page
	   County                      Date           Number     (Reel-Image)

Alameda................    November 3, 1992        92-358477            None
Butte..................    November 3, 1992        92-050443            None
Fresno.................    November 3, 1992         92167544            None
Glenn..................    November 3, 1992          92-5920            None
Kern...................    November 3, 1992           167635        6757-1488
Los Angeles............    November 3, 1992       92-2022769            None
Monterey...............    November 3, 1992            78604         2867-956
City and County of
  San Francisco........    November 3, 1992          F237077        F747-0581
San Joaquin............    November 2, 1992         92127961            None
San Mateo..............    November 3, 1992         92180648            None
Santa Clara............    November 3, 1992         11617179            None
Solano.................    November 3, 1992           101527            None
Sonoma.................    November 3, 1992      1992-137370            None
Tulare.................    November 3, 1992        92-081425            None
Ventura................    November 3, 1992        92-198950            None
Yuba...................    November 3, 1992         92-13796            None



			     THIRTY-SIXTH SUPPLEMENTAL INDENTURE

	   County or
	   City and               Recording         Document    Book and Page
	   County                      Date           Number     (Reel-Image)

Alameda................        June 9, 1993        93-203153            None
Butte..................        June 9, 1993        93-023408            None
Fresno.................        June 9, 1993         93086809            None
Glenn..................       June 10, 1993          93-2925            None
Kern...................        June 9, 1993            82236        6859-1043
Los Angeles............        June 9, 1993       93-1098735            None
Monterey...............        June 9, 1993            38484            None
City and County of
  San Francisco........        June 9, 1993          F371252        F896-0727
San Joaquin............        June 9, 1993         93067318            None
San Mateo..............        June 9, 1993         93094357            None
Santa Clara............        June 9, 1993         11944269            None
Solano.................        June 9, 1993         93-51895            None
Sonoma.................        June 9, 1993         93-71358            None
Tulare.................        June 9, 1993        93-040396            None
Ventura................        June 9, 1993        93-104242            None
Yuba...................        June 9, 1993         93-06640            None






				      46                                   82

			     THIRTY-SEVENTH SUPPLEMENTAL INDENTURE

	   County or
	   City and                 Recording        Document   Book and Page
	   County                        Date          Number    (Reel-Image)

Alameda................    September 28, 1993        93342967           None
Butte..................    September 28, 1993       93-041800           None
Fresno.................    September 28, 1993        93148269           None
Glenn..................    September 28, 1993         93-5140           None
Kern...................    September 28, 1993          140436       6915-188
Los Angeles............    September 28, 1993      93-1891500           None
Monterey...............    September 28, 1993           66464           None
City and County of
  San Francisco........    September 28, 1993         F456929       F973-511
San Joaquin............    September 28, 1993        93111959           None
San Mateo..............    September 28, 1993        93164391           None
Santa Clara............    September 28, 1993        12128051           None
Solano.................    September 28, 1993        93-88880           1993
Sonoma.................    September 28, 1993       93-121864           None
Tulare.................    September 28, 1993      93-069108A           None
Ventura................    September 28, 1993       93-181168           None
Yuba...................    September 28, 1993        93-11284           None
































				      47                                   83

				  SCHEDULE C

				     None



















































				      48                                   84

				  SCHEDULE D

				     None




















































				      49                                   85

CALIFORNIA WATER SERVICE COMPANY          TEN YEAR FINANCIAL REVIEW


					1993     1992     1991     1990     1989     1988     1987      1986     1985     1984

					(dollars in thousands except common share and other data)

SUMMARY OF OPERATIONS
  Operating revenue
    Residential                     $111,526 $101,842  $87,560  $90,178  $84,295  $81,404  $82,254   $79,131  $75,508  $73,204
    Business                          25,247   23,670   20,759   20,910   19,870   19,480   19,986    19,095   17,847   16,639
    Industrial                         5,123    4,925    4,490    5,146    5,166    4,754    4,361     4,539    4,636    4,689
    Public authorities                 7,396    6,892    5,734    6,412    6,225    6,232    6,491     6,285    6,118    6,117
    Other                              2,424    2,476    8,633    1,741    1,932    1,885      693     1,385    1,382    1,256
				    -------- -------- -------- -------- -------- -------- --------   ------- -------- --------
    Total operating revenue          151,716  139,805  127,176  124,387  117,488  113,755  113,785   110,435  105,491  101,905
  Operating expenses                 123,861  116,031  102,855  101,017   95,150   91,265   90,587    87,788   83,722   80,729
  Interest expense, other
  income and expenses, net            12,354   11,245   10,393    9,004    8,566    8,416    8,026     8,808    9,115    9,396
				    -------- -------- -------- -------- -------- -------- --------   ------- -------- --------
  Net income                         $15,501  $12,529  $13,928  $14,366  $13,772  $14,074  $15,172*  $13,839  $12,654  $11,780
				    ======== ======== ======== ======== ======== ======== ========   ======= ======== ========
COMMON SHARE DATA
  Earnings per share                   $2.70    $2.18    $2.42    $2.50    $2.40    $2.45    $2.63*    $2.40    $2.21    $2.06
  Dividend paid                         1.92     1.86     1.80     1.74     1.68     1.60     1.48      1.40     1.30     1.20
  Dividend payout ratio                  71%      85%      74%      70%      70%      65%      49%       58%      59%      58%
  Book value                          $21.80   $21.02   $20.70   $20.08   $19.32   $18.59   $17.72    $16.11   $15.03   $14.07
  Market price at year-end             40.00    33.00    28.00    26.75    28.00    25.50    30.00    26.625   22.625    15.25
  Common shares outstanding
    at year-end (in thousands)         5,689    5,689    5,689    5,689    5,689    5,672    5,636     5,607    5,576    5,528
  Return on common
    shareholders' equity               12.4%    10.4%    11.7%    12.4%    12.4%    13.2%    14.8%     14.9%    14.7%    14.6%
  Bond interest coverage                 3.2      2.9      3.2      3.6      3.4      3.8      4.3       3.9      3.5      3.3

BALANCE SHEET DATA
  Net utility plant                 $391,703 $374,613 $349,937 $325,409 $307,802 $289,363 $273,619  $262,216 $246,467 $236,881
  Utility plant expenditures          28,829   35,188   34,459   26,861   27,277   23,994   19,511    22,710   16,469   17,177
  Advances for construction           90,812   89,127   84,424   77,202   69,016   59,145   54,887    50,907   45,790   43,869
















				      12                                   86


TEN YEAR FINANCIAL REVIEW (CONTD.)

Capitalization:
  First mortgage bonds               129,608  122,069  103,505  104,905   86,012   86,959   73,930    77,056   84,009   86,478
  Preferred stock                      3,475    3,475    3,475    3,475    3,475    3,475    5,783     5,909    6,031    6,178
  Common shareholders' equity        123,999  119,574  117,779  114,244  109,929  105,435   99,897    90,336   83,818   77,770
				    -------- -------- -------- -------- -------- -------- --------  -------- -------- --------
  Total capitalization               257,082  245,118  224,759  222,624  199,416  195,869  179,610   173,301  173,858  170,426

Capitalization ratios:
  First mortgage bonds                 50.4%    49.8%    46.1%    47.1%    43.1%    44.4%    41.2%     44.5%    48.3%    50.8%
  Preferred stock                       1.4%     1.4%     1.5%     1.6%     1.8%     1.8%     3.2%      3.4%     3.5%     3.6%
  Common shareholders' equity          48.2%    48.8%    52.4%    51.3%    55.1%    53.8%    55.6%     52.1%    48.2%    45.6%

OTHER DATA
  Water production (million gallons)
    Wells                             47,205   52,000   48,930   51,329   51,350   48,828   48,097    45,222   43,589   44,602
    Purchased                         48,089   40,426   36,686   45,595   45,978   48,254   50,744    50,782   50,328   49,983
				    -------- -------- -------- -------- -------- -------- --------  -------- -------- --------
    Total water production            95,294   92,426   85,616   96,924   97,328   97,082   98,841    96,004   93,917   94,585
  Customers at year-end              362,900  360,700  357,600  353,300  348,600  344,800  337,800   334,200  330,300  326,100
  New customers added                  2,200    3,100    4,300    4,700    3,800    7,000    3,600     3,900    4,200    4,000
  Revenue per customer                  $418     $388     $356     $352     $337     $330     $337      $330     $319     $313
  Utility plant per customer          $1,469   $1,406   $1,327   $1,251   $1,198   $1,140   $1,098    $1,058   $1,007     $973
  Employees at year-end                  614      610      593      581      565      550      534       528      525      522


*Net income excludes $2,196 for a change in accounting for unbilled revenue; $.39 is excluded from earnings per share.
 Common share data is adjusted to reflect the 2-for-1 stock splits effective October 1987 and May 1984.


























				      12                                   87

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS BUSINESS

BUSINESS

    California Water Service Company is a public utility supplying water service through 20 separate water systems to 362,900 customers living in 38 communities in California. These systems, or districts, are located throughout the state as shown in the tabulation of page 11. [Note to EDGAR 10K user: the tabulation "Service Areas and Customers" is on page
91 of this filing.]
    The Company's rates and operations are regulated by the California
Public Utilities Commission (Commission) with the rates for each district determined separately. A detailed discussion of Regulation and Rates begins on page 6 of this report. [Note to EDGAR 10K user: the discussion of "Regulation and Rates" is on page 92 of this filing.]
    The six-year drought in California which required water rationing in a number of the Company's districts was declared officially ended after near-record precipitation in the first three months of 1993. A detailed discussion of Water Supply is on page 4 of this report. [Note to EDGAR 10K user: the discussion of "Water Supply" is on page 93 of this filing.]

RESULTS OF OPERATIONS

Earnings and Dividends

    The Company's earnings per share for 1993 were $2.70, compared with $2.18 in 1992 and $2.42 in 1991. Net income was $15,501,000 in
1993 compared with $12,529,000 in 1992 and $13,928,000 in 1991.
Earnings and revenue in 1991 and 1992 were impacted by mandatory water rationing in some Company districts and water conservation in all districts.
    In January 1993, the Board of Directors increased the dividend rate for the twenty-sixth consecutive year. The annual rate paid in 1993 was $1.92 per share, an increase of 3.2% compared with the 1992 dividend of $1.86 per share, which represented an increase of 3.3% over the 1991 dividend of $1.80 per share. The dividend payout ratio was 71% in 1993 compared with 85% in 1992 and 74% in 1991. These increases were based on projections that the higher dividend could be sustained while still providing the Company with adequate financial flexibility.

Operating Revenue

    Operating revenue was a record $151.7 million in 1993, compared with $139.8 million in 1992 and $127.2 million in 1991. The increase was $11.9 million, or 9%, in 1993. Step and general rate increases accounted for $2.7 million of added revenue. Offset rate adjustments, primarily for purchased water and pump tax cost increases, added $7.3 million. Average water consumption per customer increased 3%, adding $2.3 million to revenue. However, rationing loss recoveries declined $1.2 million from 1992 due to the ending of rationing. Sales to 2,200 new customers accounted for $0.8 million in additional revenue.
    In 1992, operating revenue increased $12.6 million from 1991. Step and general rate increases accounted for $3.4 million of added revenue. Offset rate adjustments, primarily for purchased water and pump tax cost



				      14                                   88
increases, added $7.0 million. Average water consumption per customer increased 6%, adding $3.9 million to revenue. The discontinuance of mandatory rationing in four districts in April 1992 helped account for higher water consumption. However, this also resulted in lower rationing loss recoveries of $4.0 million compared with $6.9 million in 1991. Sales to 3,100 new customers accounted for $1.2 million in additional revenue.
    In 1991, an October decision of the Commission authorized the Company to recover a portion of revenue lost through water rationing and conservation. In December, after the Commission approved district water management plans, $6,951,000 of revenue lost since August 8, 1990, was recorded as revenue. This included the transfer of $3,195,000 in penalty charges collected from customers who had exceeded their monthly allotments, while the remaining $3,756,000 was accrued as unbilled revenue. Surcharges on customer water bills were authorized by the Commission beginning in 1992, to allow recovery of this accrued unbilled revenue in addition to future revenue losses. Water rationing and conservation in the fifth drought year lowered average water consumption per customer by 14% causing an $11.9 million reduction in revenue.
Additional revenue from drought rate relief in 1991 was $5.6 million.
General and step rate increases added $4.1 million to 1991 revenue. Sales to 4,300 new customers accounted for $1.3 million in additional revenue.
     [Appearing within the text of Management's Discussion and Anaylsis of Financial Condition and Results of Operations is a bar chart titled "OPERATING REVENUE (Millions of Dollars)". The chart shows total revenue for the five year period 1989 through 1993. The revenue for those years were: $117.5, $124.4, $127.2, $139.8 and $151.7, respectively.]

Operating and Interest Expenses

    Operating expenses in 1993 increased $7.8 million compared with increases of $13.2 million in 1992 and $1.8 million in 1991.
    Purchased water expense continued to be the largest component of operating expense at $38.5 million, an increase of $5.4 million. This was attributable to a 19% increase in water purchases to 48 billion gallons and to wholesale water suppliers' rate increases. Total water production, including well production and surface supplies was up 3% from 1992 to 95 billion gallons. Total cost of water production, including purchased water, purchased power and pump taxes, was $52.9 million in 1993, $50.2 million in 1992, and $38.8 million in 1991. Commission regulatory procedures allow offset rate adjustments for changes in these costs through use of balancing accounts. However, there was a delay in recovery of some cost increases as discussed under the caption Regulation and Rates on page 6.
    Employee payroll and benefits charged to operations and maintenance expense was $26.2 million in 1993 compared with $24.8 million in 1992 and $23.5 million in 1991.
    Bond interest expense in 1993 increased $1.5 million due to the sale of $20 million new bonds in November 1992 and the sale of additional new bonds in 1993 as discussed under the caption Liquidity and Capital Resources. However, this was partially offset by a $336,000 reduction in interest on short-term debt due to reduced borrowings. Bond interest coverage before income taxes was 3.2 in 1993, 2.9 in 1992 and 3.2 in 1991.





				      15                                   89

New Accounting Standards

    The Financial Accounting Standards Board has issued three new statements which affect the financial statements in 1992 or 1993. These are Statement No. 106 "Employers' Accounting for Postretirement Benefits Other Than Pensions", Statement No. 107 "Disclosures About Fair Value of Financial Instruments", and Statement No. 109 "Accounting for Income Taxes". The effect of these Statements is discussed in Notes to Financial
Statements:  Note 5--Income Taxes; Note 6--Employee Benefit Plans and
Note 7--Fair Value of Financial Instruments.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's liquidity is primarily provided by cash generated from operations and the utilization of a short-term line of credit of $30 million as described in Note 3 to the financial statements. The credit line was temporarily increased to $40 million during the bond refinancing periods in May and November to cover short-term requirements between the calling of bonds and the issuance of new bonds.
    A major refinancing program was completed in 1993. Eight series of bonds in the principal amount of $49,593,000 and bearing coupons ranging from 8.6% to 12-7/8% were called prior to maturity with a portion of the proceeds from the sale of three $20 million dollar bond issues. The Series
EE 7.9% first mortgage bonds were issued in June 1993, the Series FF
6.95% bonds were issued in October 1993 and the Series GG 6.98% bonds were issued in November 1993. Interest savings from the refunding will be approximately $1.9 million annually. Standard & Poor's and Moody's maintained their bond ratings of AA- and Aa3 respectively on the new
Series GG bond issue. Capital requirements consist primarily of new construction expenditures for replacing and expanding the Company's utility plant facilities. They also include refunds of advances for construction and retirement of bonds.
    During 1993, utility plant expenditures totaled $28.8 million including $21.5 million covered by Company funding and $7.3 million being recovered from developers through refundable advances and contributions in aid of construction. Company funding was through cash generated from operations, the use of short-term line of credit and a portion of the proceeds from the sale of new bonds.
    The 1994 Company construction program has been authorized for $21.6 million. The funds for this program are expected to be provided by cash from operations and a new issue of common stock. Additionally, new subdivision construction will be financed by developers' refundable advances and contributions.
    [Appearing within the text of Management's Discussion and Anaylsis of Financial Condition and Results of Operations is a bar chart titled "GROSS ADDITIONS TO UTILITY PLANT (Millions of Dollars). The chart shows gross additions to utility plant for the years 1989 through 1993. The additions were $27.3, $26.9, $34.5, $35.2 and $28.8, respectively.]

Capital Structure

    The Company's total capitalization at December 31, 1993, was
$257.1 million. Capital ratios were: common equity 48.2% preferred stock, 1.4%; and long-term debt, 50.4%. The rate of return on year-end common equity was 12.4% compared with 10.4% in 1992 and 11.7% in 1991.

				      15                                   90

SERVICE AREAS AND CUSTOMERS

SAN FRANCISCO BAY AREA

Mid-Peninsula
 (San Mateo and San Carlos)                                       35,200
South San Francisco
 (including Colma and Broadmoor)                                  15,300
Bear Gulch (including Menlo Park, Atherton,
 Woodside and Portola Valley)                                     17,100
Los Altos (including Los Altos and portions Cupertino,
 Los Altos Hills, Mountain View and Sunnyvale)                    17,700
Livermore                                                         14,700
								 -------
								 100,000

SACRAMENTO VALLEY

Chico (including Hamilton City)                                   20,100
Oroville                                                           3,500
Marysville                                                         3,800
Dixon                                                              2,700
Willows                                                            2,200
								  ------
								  32,300

SALINAS VALLEY

Salinas                                                           22,600
King City                                                          1,800
								  ------
								  24,400

SAN JOAQUIN VALLEY

Bakersfield                                                       54,300
Stockton                                                          40,700
Visalia                                                           25,500
Selma                                                              4,600
								 -------
								 125,100

LOS ANGELES AREA

East Los Angeles (including portions of
 City of Commerce and Montebello)                                 26,400
Hermosa Beach and Redondo Beach
 (including portion of Torrance)                                  24,700
Palos Verdes (including Palos Verdes Estates,Rancho Palos
 Verdes, Rolling Hills Estates and Rolling Hills)                 23,400
Westlake (portion of Thousand Oaks)                                6,600
								 -------
								  81,100
								 -------
								 362,900
								 =======

				      11                                   91

REGULATION AND RATES

    The California Public Utilities Commission requires that water rates for each Company operating district be determined independently. Each year the Company files general rate increase applications for approximately one-third of its operating districts. According to its rate case processing procedures for water utilities, the Commission attempts to issue decisions within eight month of acceptance. Offset rate adjustments are also allowed as required for changes in purchased water, power costs and pump taxes.
    During 1993, general rate increase applications were filed with the Commission requesting rate relief of $2,184,800 in three Company districts based upon a rate of return on common equity of 12%. However, in recent proceedings, the Commission staff has been recommending a rate of return in the 10.50% range. Public hearings for these cases have been scheduled for early February 1994. In the meantime, step increases for 15 districts totaling approximately $2,233,000 were authorized in January 1994.
    The Company received two general rate case decisions in 1993.  In
April, the Commission issued a decision on general rate cases filed in July 1991 for six districts, resulting in $390,000 in additional revenue and yielding a return on common equity of 11.50%. Then in August 1993, the Commission issued a decision on general rate cases filed in July 1992 for seven districts, providing a revenue increase of $3,408,000 and yielding a return on common equity of 11%.
    In November 1992, hearings began in the Commission's investigation of the financial and operational risks which confront water utilities today. This investigation addresses two of the most significant challenges to the California water industry--water supply and water quality and their affect on appropriate rates of return to be authorized by the Commission. The California Water Association retained expert witnesses to put forth the industry's position. Following the hearings, which concluded in 1993, the Commission will present its position on these matters through a formal decision anticipated sometime in 1994.
    Interim rate relief in the Stockton district totaling $1,900,000 was granted by the Commission for changes in purchased water expense, purchased power costs and pump taxes. The Commission staff's continuing review of these costs has delayed recovery since 1989 when the contract was first implemented. As part of the staff's review, an independent consultant was hired and a report is expected in early 1994.
    Two additional offset changes relating to the cost of surface water supplies were issued by the Commission during the past year. They included rate relief totaling $3,500,000 effective July 1, 1993, authorized to cover the increased cost of purchased water from the Metropolitan Water District of Southern California to serve the Company's four Los Angeles area districts; and a rate reduction in July and August totaling $4,300,000 for customers on the San Francisco Peninsula to reflect a 33% decrease in the cost of purchased water from the wholesale supplier, the San Francisco
Water Department. Additional offset relief of $637,000 was granted for the Bakersfield district in November 1993 to allow for adjustments in the district's water production expense balancing account as permitted by the rate-making process.
    The Company's headquarters in San Jose was recently renovated to accommodate increased staffing levels at the General Office. This was the first remodeling since expansion of facilities to accommodate the Company's Information Systems Department in 1972. An advice letter to recover the


				      6                                    92
increased costs due to the renovation was filed with the CPUC in late 1993 requesting approximately $360,000 in additional revenue.

WATER SUPPLY

    Water supplies in California's 155 major reservoirs were at 22.4 million acre feet on January 1, 1994, almost doubled that recorded one year earlier when the state was undergoing its sixth year of drought. The state's current reservoir supply, which is at average for this time of year, was replenished during 1993 as a result of the abundant runoff which followed the near record precipitation of the 1992-93 winter season.  Twelve
Company districts receive all or a portion of their supplies from surface water runoff captured by state and local reservoirs. While overall reservoir storage remained normal at the start of 1994, the snowpack in the Sierra on January 3, 1994, was approximately 45% of average for that date, indicating that the 1993-94 water year had started significantly dryer than last year's above average season. Subsequent storms in mid-February
1994, however, have greatly increased the Sierra snowpack.
    Although substantial reserves remain in underground aquifers which serve 16 Company districts, many groundwater tables have not fully recovered from the effects of the drought. Taking this into consideration, together with the fact that California will continue to have long-term water supply problems with future growth, the Company will maintain its water conservation efforts through a variety of customer programs initiated during the drought. Fortunately, the state's improved supply conditions have eliminated the need for water rationing.
    While not under a mandatory rationing program during 1994, customers in the Company's Salinas district will be asked to voluntarily cut water use by 15% to conform to a new local ordinance. The new law, which placed water use restrictions on both urban and agricultural users in Monterey County, is part of an overall program designed to curtail ocean salt water intrusion.  The program is described in more detail on page 7 of
this report.    [Note to EDGAR 10K user: the detail of the Salinas progam is on page 94 of this report.]



Photo Captions
    [The photograph referred in the following paragraph, depicts two men looking at a set of blueprints with a panoramic view of the Salinas Valley in the background.]
    Jim Smith, left, Company District Manager in Salinas, and William
Hurst, General Manager of the Monterey County Resources Agency, review options under consideration by the Agency to protect the Salinas Valley underground aquifer against salt water intrusion from Monterey Bay.
Possible programs include the use of additional supplies from both the Nacimiento and San Antonio Reservoirs in the Southern Monterey County for imported surface water and groundwater recharge; the use of 20,000 acre feet of reclaimed water from the Regional Water Treatment plant in Marina, recycled for irrigation use and groundwater recharge; restrictions placed upon the Valley's urban and agricultural communities on water use;
and the possible development of a new dam and reservoir in the County's Arroyo Seco area for reserve storage and recharge of the underground through the Salinas and Arroyo Seco Rivers.



				      4                                    93

[The picture referred to the in following parapraph shows a computer designed schematic diagram of the Salinas district water distribution system with contour lines that indicate elevation.]

    To assist in this overall effort, the Company has developed a computer model which creates a three dimensional hydraulic network analyses of the Salinas district distribution system. The model provides an overall view of system water pressure at all locations; system mains color coded as to size and type; sources of supply (wells); water connections; booster pumps; storage tanks and reservoirs. Through use of the computer model, the Company can simulate a variety of scenarios to determine the effectiveness of different operational modes when pumping conditions are changed.











































				      7                                   94

CALIFORNIA WATER SERVICE COMPANY
BALANCE SHEET
December 31, 1993 and 1992
ASSETS
						      1993              1992
							  (In thousands)
Utility plant:
  Land                                              $6,742            $6,838
  Depreciable plant and equipment                  522,614           495,212
  Construction work in progress                      3,466             4,123
  Intangible assets                                    391               978
						  --------          --------
  Total utility plant                              533,213           507,151
  Less depreciation                                141,510           132,538
						  --------          --------
  Net utility plant                                391,703           374,613

Current assets:
  Cash and cash equivalents                          1,461               899
  Accounts receivable:
     Customers                                       8,984             8,407
     Other                                           1,851             3,336
  Unbilled revenue                                   7,548             6,744
  Materials and supplies at average cost             2,853             2,784
  Taxes and other prepaid expenses                   3,716             3,763
						  --------          --------
  Total current assets                              26,413            25,933

Other assets:
  Regulatory assets                                 23,404              ---
  Unamortized debt premium and expense               4,467             1,187
  Other                                                632             1,715
						  --------          --------
  Total other charges                               28,503             2,902
						  --------          --------
						  $446,619          $403,448
						  ========          ========


See accompanying notes to financial statements.














				      16                                   95

CAPITALIZATION AND LIABILITIES
						      1993              1992
							  (In thousands)
Capitalization:
  Common stock                                     $25,059           $25,059
  Retained earnings                                 98,940            94,515
						  --------          --------
  Total common shareholders' equity                123,999           119,574

  Preferred stock without mandatory
    redemption provision                             3,475             3,475

  First mortgage bonds                             129,608           122,069
						  --------          --------
  Total capitalization                             257,082           245,118


Current liabilities:
  Short-term borrowings                             15,000            11,500
  Accounts payable                                  11,234             9,110
  Accrued taxes                                      2,810             2,520
  Accrued interest                                   1,788             2,088
  Other accrued liabilities                          7,124             8,452
						  --------          --------
  Total current liabilities                         37,956            33,670

Unamortized investment tax credits                   3,341             3,413
Deferred income taxes                               11,045              ---
Regulatory liabilities                              11,467              ---
Advances for construction                           90,812            89,127
Contributions in aid of construction                34,916            32,120
						  --------          --------
						  $446,619          $403,448
						  ========          ========


See accompanying notes to financial statements.

















				      17                                   96

CALIFORNIA WATER SERVICE COMPANY
STATEMENT OF INCOME
For the years ended December 31, 1993, 1992 and 1991
					  1993           1992            1991
					(In thousands, except share per data)

Operating revenue                     $151,716       $139,805        $127,176

Operating expenses:
 Operations:
  Purchased water                       38,454         33,065          23,947
  Purchased power                       11,852         12,766          11,683
  Pump taxes                             2,601          4,370           3,206
  Administrative and general            16,910         16,349          15,023
  Other                                 19,718         19,051          18,107
 Maintenance                             7,250          6,965           7,175
 Depreciation                           10,304          9,412           8,795
 Income taxes                           10,600          8,250           9,550
 Property and other taxes                6,172          5,803           5,369
				      --------       --------        --------
 Total operating expenses              123,861        116,031         102,855
				      --------       --------        --------

  Net operating income                  27,855         23,774          24,321

 Other income and expenses, net            273            169             384
				      --------       --------        --------
 Income before interest expense         28,128         23,943          24,705
				      --------       --------        --------

Interest expense:
 Bond interest                          11,992         10,443          10,564
 Other interest                            635            971             213
				      --------       --------        --------
 Total interest expense                 12,627         11,414          10,777
				      --------       --------        --------
 Net income                            $15,501        $12,529         $13,928
				      ========       ========        ========

Earnings per share of common stock       $2.70          $2.18           $2.42
				      ========       ========        ========


Average number of common shares
 outstanding                             5,689          5,689           5,689
				      ========       ========        ========


See accompanying notes to financial statements.





				      18                                   97

STATEMENT OF COMMON SHAREHOLDERS' EQUITY
For the years ended December 31, 1993, 1992 and 1991

(In thousands, except shares)
				       Common
				       Shares    Common   Retained
				  Outstanding     Stock   Earnings     Total

Balance at December 31, 1990       5,688,754    $25,059    $89,185  $114,244
 Net income                                                 13,928    13,928
							   -------  --------
 Dividends paid: preferred stock                               153       153
		 common stock                               10,240    10,240
							   -------  --------
    Total dividends paid                                    10,393    10,393
							   -------  --------
 Income reinvested in business                               3,535     3,535
				   ---------    -------    -------  --------
Balance at December 31, 1991       5,688,754     25,059     92,720   117,779
 Net income                                                 12,529    12,529
							   -------  --------
 Dividends paid: preferred stock                               153       153
		 common stock                               10,581    10,581
							   -------  --------
    Total dividends paid                                    10,734    10,734
							   -------  --------
 Income reinvested in business                               1,795     1,795
				   ---------    -------    -------  --------
Balance at December 31, 1992       5,688,754     25,059     94,515   119,574
 Net income                                                 15,501    15,501
							   -------  --------
 Dividends paid: preferred stock                               153       153
		 common stock                               10,923    10,923
							   -------  --------
    Total dividends paid                                    11,076    11,076
							   -------  --------
 Income reinvested in business                               4,425     4,425
				   ---------    -------    -------  --------
Balance at December 31, 1993       5,688,754    $25,059    $98,940  $123,999
				   =========    =======    =======  ========


See accompanying notes to financial statements.











				      19                                   98

CALIFORNIA WATER SERVICE COMPANY
STATEMENT OF CASH FLOWS
For the years ended December 31, 1993, 1992 and 1991
						   1993      1992        1991
							  (In thousands)
Operating activities:
 Net income                                     $15,501   $12,529     $13,928
 Adjustments to reconcile net income to net
  cash provided by operating activities:
   Depreciation                                  10,304     9,412       8,795
   Deferred income taxes and investment
     tax credits, net                            12,355     (821)     (4,135)
   Regulatory assets and liabilities, net      (11,937)      ---         ---
   Changes in operating assets and liabilities:
     Accounts receivable                            908   (2,633)       (126)
     Unbilled revenue                             (804)       842     (3,708)
     Accounts payable                             2,124     1,218       (444)
     Other current liabilities                  (1,338)     1,084       (346)
     Other changes, net                             247       645         143
					       --------  --------    --------
     Net adjustments                             11,859     9,747         179
					       --------  --------    --------
     Net cash provided by operating
	activities                               27,360    22,276      14,107
					       --------  --------    --------
Investing activities:
   Utility plant expenditures                  (28,829)  (35,188)    (34,459)
					       --------  --------    --------
Financing activities:
   Net short-term borrowings                      3,500   (2,500)      14,000
   Proceeds from sale of first mortgage
     bonds                                       60,000    20,000         --
   Advances for construction                      5,024     8,187      10,425
   Refunds of advances for construction         (3,428)   (3,443)     (3,234)
   Contributions in aid of construction           3,402     3,446       3,075
   Retirements of first mortgage bonds
     including premiums                        (55,391)   (1,458)     (1,421)
   Dividends paid                              (11,076)  (10,734)    (10,393)
					       --------  --------    --------
     Net cash provided by financing
       activities                                 2,031    13,498      12,452
					       --------  --------    --------
Change in cash and cash equivalents                 562       586     (7,900)
Cash and cash equivalents at beginning
   of year                                          899       313       8,213
					       --------  --------    --------
Cash and cash equivalents at end of year         $1,461      $899        $313
					       ========  ========    ========
Supplemental disclosures of cash flow information:
  Cash paid during the year for:
  Interest (net of amounts capitalized)         $12,763   $11,042     $10,292
  Income taxes                                   $9,188    11,384      13,316
					       ========  ========    ========
See accompanying notes to financial statemtents.
				      20                                   99

NOTES TO FINANCIAL STATEMENTS  December 31, 1993, 1992 and 1991

Note 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The accounting records of the Company are maintained in accordance with the uniform system of accounts prescribed by the California Public Utilities Commission (Commission). Certain prior years' amounts have been reclassified, where necessary, to conform to the current presentation.

Revenue

     Revenue consists of monthly cycle customer billings for water service at rates authorized by the Commission. Revenue from metered accounts includes unbilled amounts based on the estimated usage from the latest meter reading to the end of the accounting period. Flat rate accounts which are billed at the beginning of the service period are included in revenue on a prorata basis for the portion applicable to the current accounting period.

     In October 1991 the Commission issued a decision on its investigation into the effects of the drought on water utilities which permitted the Company to recover revenue lost through water conservation as recorded in memorandum accounts. As a result, $6,951,000 of revenue lost since
August 8, 1990 was recorded as revenue in December 1991 after the Commission approved district water management plans. Penalty charges totaling $3,195,000 collected from customers who had exceeded their monthly allotments were transferred to revenue while the remaining $3,756,000 was accrued as unbilled revenue in current assets. Of this amount $3,337,000 was recovered in 1992 by surcharges on customer water bills and transfers of penalty charges.

     During 1992, $4,087,000 of revenue lost due to water conservation was recorded as revenue and accrued in unbilled revenue. Of $2,355,000 was recovered through customer surcharges and penalty charge transfers. As of December 31, 1992 a total of $2,151,000 of revenue lost due to water conservation was included in unbilled revenue.

     In 1993, $2,904,000 was recorded as lost water conservation revenue and accrued in unbilled revenue, while $2,631,000 was recovered through customer surcharges and penalty charge transfers. As of December 31, 1993, $2,424,000 of lost water conservation revenue remains in unbilled revenue.

Utility Plant

     Utility plant is carried at original cost when first constructed or purchased, except for certain minor units of property recorded at estimated fair values at dates of acquisition. Costs of depreciable plant retired are eliminated from utility plant accounts and such costs are charged against accumulated depreciation. Maintenance of utility plant, other than transportation equipment, is charged to operating expenses. Maintenance and depreciation of transportation equipment are charged to a clearing account and subsequently distributed primarily to operations. Interest is capitalized on plant expenditures during the construction period and amounted to $141,000 in 1993, $523,000 in 1992 and $293,000 in 1991.




				      21                                  100

     Intangible assets arising during the period of initial development of the Company and those acquired as parts of water systems purchased are stated at amounts prescribed by the Commission. All other intangibles have been recorded at cost.

Bond Premium, Discount and Expense

     The discount and expense on first mortgage bonds is being amortized over the original lives of the related bond issues. Premiums paid on the early redemption of bonds and unamortized original issue discount and expense of those bonds are amortized over the life of new bonds issued in conjunction with the early redemption.

Cash Equivalents

     Cash equivalents include highly liquid investments, primarily a money market mutual fund, stated at cost with original maturities of three months or less.

Depreciation

     Depreciation of utility plant for financial statement purposes is computed on the straight-line remaining life method at rates based on the estimated useful lives of the assets. The provision for depreciation expressed as a percentage of the aggregate depreciable asset balances was 2.4% in 1993 and 2.3% in 1992 and 1991. For income tax purposes, the Company computes depreciation using the accelerated methods allowed by the respective taxing authorities.

Advances for Construction

     Advances for construction of water main extensions are primarily refundable to depositors over a 20-year or 40-year period. Refund amounts under the 20-year contracts are based on annual revenues from the extensions. Unrefunded balances at the end of the contract period are credited to Contributions in Aid of Construction and are no longer refundable. Contracts entered into since 1982 provide for full refunds at a 2 1/2% rate per year for 40 years. Estimated refunds for 1994 for all water main extension contracts are $3,600,000.

Income Taxes

     Effective January 1, 1993, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes". Statement 109 requires a change from the deferred method of accounting for income taxes under APB Opinion 11 to the asset and liability method. Under SFAS 109 deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Measurement of the deferred tax assets and liabilities is at enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date.


				      22                                  101

     Due to the implementation of SFAS 109 as of January 1, 1993, the Company recorded an increase in both net regulatory assets and net deferred income taxes of $9,905,000. There was no impact on the results of operations. It is anticipated that future rate action by the Commission will reflect revenue requirements for the tax effects of temporary differences recognized under SFAS 109 which have previously been flowed through to customers.

     Prior to 1993, the provision for income taxes was based on income and expenses included in the Statement of Income as prescribed by APB
Opinion 11. In accordance with Commission requirements, deferred taxes were not provided for items flowed through for rate-making and accounting purposes. Flow through items included excess state tax depreciation and excess federal depreciation on assets placed in service prior to 1981. Prior year amounts have not been restated to apply the provisions of SFAS 109.

     The Commission has granted the Company customer rate increases to reflect the normalization of the tax benefits of the federal accelerated methods and available investment tax credits (ITC) for all assets placed in service since 1980. ITC are deferred and amortized over the lives of the related properties.

     Advances for Construction and Contributions in Aid of Construction received from developers subsequent to 1986 are taxable for federal income tax purposes and subsequent to 1991 subject to state income tax.

Earnings per Share

     Earnings per share is calculated using the weighted average number of common shares outstanding during the year after deducting dividend requirements on preferred stock.


NOTE 2.  PREFERRED AND COMMON STOCK

     As of December 31, 1993, 399,200 shares of preferred stock were authorized. Dividends on outstanding shares are payable quarterly at a fixed rate before any dividends can be paid on common stock. Preferred shares are entitled to eight votes each with the right to cumulative votes at any elections of directors.

     The outstanding 139,000 shares of $25 par value cumulative, 4.4% Series C preferred shares are not convertible to common stock. A premium of $243,250 would be due upon voluntary liquidation of Series C. There is no premium in the event of an involuntary liquidation.

     The Company is authorized 8,000,000 shares of no par value common stock. As of December 31, 1993 and 1992, 5,688,754 shares of common stock were issued and outstanding.

NOTE 3.  SHORT-TERM BORROWINGS

     As of December 31, 1993 the Company maintained a bank line of credit which provided for unsecured borrowings of up to $30,000,000 at the prime lending rate or lower rates as quoted by the bank. The agreement


				      23                                  102
does not require minimum or specific compensating balances.

     The maximum short-term borrowings outstanding during 1993, 1992 and 1991 were $33,500,000, $24,500,000, and $14,000,000, respectively.

     The average amount outstanding during each of the three years was $11,746,000, $17,431,000 and $1,269,000, respectively, with weighted average interest rates on the daily balances of 4.31%, 4.85% and 5.90%, respectively.

NOTE 4.  FIRST MORTGAGE BONDS

     As of December 31, 1993 and 1992 first mortgage bonds outstanding were:

							   In Thousands

						       1993              1992

Series I, 4.65%           due 1993                    $ --             $2,565
Series J, 4.85%           due 1995                    2,581             2,596
Series K, 6 1/4%          due 1996                    2,595             2,610
Series L, 6 3/4%          due 1997                    2,177             2,189
Series M, 9 1/2%          due 1999                      --              2,213
Series N, 9 1/4%          due 2000                      --              2,670
Series O, 9 1/4%          due 2000                      --              2,670
Series P, 7 7/8%          due 2002                    2,685             2,700
Series S, 8 1/2%          due 2003                    2,700             2,715
Series U, 9 1/4%          due 2003                      --              2,080
Series V, 8.60%           due 2006                      --              1,785
Series W, 9 3/8%          due 2007                      --              2,380
Series X, 10%             due 2005                      --              2,755
Series AA, 12 7/8%        due 2013                      --             33,425
Series BB, 9.48%          due 2008                   17,370            17,460
Series CC, 9.86%          due 2020                   19,600            19,700
Series DD, 8.63%          due 2022                   19,900            20,000
Series EE, 7.90%          due 2023                   20,000               --
Series FF, 6.95%          due 2023                   20,000               --
Series GG, 6.98%          due 2023                   20,000               --
						   --------          --------
						    129,608           122,513
Less: Series AA discount                               ---                444
						   --------          --------
Total first mortgage bonds                         $129,608          $122,069
						   ========          ========

    Aggregate maturities and sinking fund requirements for each of the succeeding five years 1994 through 1998 are $663,000, $3,215,000, $3,197,000, $2,759,000 and $620,000, respectively. The first mortgage bonds are secured by substantially all of the Company's utility plant.








				      23                                  103

NOTE 5.  INCOME TAXES

Income tax expense consists of the following:

					       In Thousands

1993                                     Federal        State           Total
Current                                   $6,800       $2,408          $9,208
Deferred                                   1,400          (8)           1,392
					 -------       ------         -------
Total                                     $8,200       $2,400         $10,600
					 =======       ======         =======

1992
Current                                   $3,371       $1,650          $5,021
Deferred                                   3,229          --            3,229
					 -------       ------          ------
Total                                     $6,600       $1,650          $8,250
					 =======       ======          ======

1991
Current                                   $4,939       $1,750          $6,689
Deferred                                   2,861          --            2,861
					 -------       ------          ------
Total                                     $7,800       $1,750          $9,550
					 =======       ======          ======
    Income tax expense differs from the amount computed by applying the current federal tax rate to pretax book income. The difference is listed in the table below:

						       In Thousands

					    1993         1992            1991

Computed "expected" tax expense           $9,135       $8,332          $9,415
Increase (reduction) in taxes due to:
  State income taxes net of federal
    tax benefit                            1,565        1,089           1,155
  Investment tax credits                   (100)         (85)            (85)
  Other                                     ---       (1,086)           (935)
					 -------      -------          ------
Total income tax                         $10,600       $8,250          $9,550
					 =======      =======          ======

The components of deferred income tax expense in 1993, 1992 and 1991 were:

						    In Thousands
					    1993         1992            1991

Depreciation                              $3,858       $3,314          $2,946
Developer advances and contributions     (3,951)          --              --
Bond redemption premiums                   1,333          --              --
Other                                        224          --              --
Investment tax credits                      (72)         (85)            (85)
					 -------       ------          ------
Total deferred income tax expense         $1,392       $3,229          $2,861
					 =======       ======          ======
				      24                                  104

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1993 are presented in the following table:

						       In Thousands

Deferred tax assets:
  Developer deposits for extension
    agreements and contributions in aid
    of construction                                         $25,532
  Federal benefit of state tax deductions                     3,798
  Book plant cost reduction for future
    deferred ITC amortization                                 1,811
  Insurance loss provisions                                     668
  Miscellaneous                                               1,686
							    -------
Total deferred tax assets                                    33,495
							    -------

Deferred tax liabilities:
  Utility plant, principally due to
    depreciation differences                                 42,796
  Premium on early retirement of bonds                        1,487
  Miscellaneous                                                 257
							    -------
Total deferred tax liabilities                               44,540
							    -------
Net deferred tax liability                                  $11,045
							    =======

     A valuation allowance was not required during 1993. Based on historical taxable income and future taxable income projections over the periods in which the deferred assets are deductible, management believes it is more likely than not the Company will realize the benefits of the deductible differences.

NOTE 6.  EMPLOYEE BENEFIT PLANS

Pension Plan

     The Company provides a uniform pension plan for substantially all employees. The cost of the plan was charged to expense and utility plant. The Company makes annual contributions to fund the amounts accrued for pension cost. Plan assets are invested in pooled equity, bond and short-term investment accounts. The data below includes the supplemental executive retirement plan.











				      25                                  105

     Net pension cost for the years ending December 31, 1993, 1992 and 1991 included the following components:

						     In Thousands

					     1993        1992            1991

Service cost-benefits earned
  during the period                        $1,167      $1,076          $1,044
Interest cost on projected obligation       2,153       1,970           1,855
Actual return on plan assets              (3,672)     (1,410)         (4,629)
Net amortization and deferral               2,132       (262)           3,385
					  -------     -------         -------
Net pension cost                           $1,780      $1,374          $1,655
					  =======     =======         =======


The following table sets forth the plan's funded status as of December 31, 1993 and 1992:

							     In Thousands

						       1993              1992

Accumulated benefit obligation, including
  vested benefits of $20,719 in 1993 and
  $15,849 in 1992                                 $(21,386)         $(16,281)
						  =========         =========

Projected benefit obligation                      $(31,179)         $(26,652)
Plan assets at fair value                            29,319            25,349
						  ---------         ---------
Projected benefit obligation in excess
  of plan assets                                    (1,860)           (1,303)
Unrecognized net gain                               (4,556)           (5,665)
Prior service cost not yet recognized in
  net periodic pension cost                           3,925             4,307
Remaining net transition obligation at
  adoption date January 1, 1987                       2,288             2,574
						  ---------         ---------
Accrued pension liability recognized in the
  balance sheet                                      $(203)             $(87)
						  =========         =========

     The projected long term rate of return on plan assets used in determining pension cost was 8.0% for the years 1993 to 1992. A discount rate of 7% in 1993 and 8.0% in 1992 and future compensation increases of 4.75% in 1993 and 6.0% in 1992 were used to calculate the projected benefit obligations for 1993 and 1992.

Savings Plan

     The Company maintains employee savings plans which allow participants to contribute from 1% to 14% of pre-tax compensation. The Company matches fifty cents for each dollar contributed by the employee up to 6% of the employees' compensation. Company contributions were

				      25                                  106

$606,000, $561,000 and $522,000 for the years 1993, 1992 and 1991, respectively.

Other Postretirement Plans

     The Company provides substantially all active employees medical, dental and vision benefits through a self-insured plan. Employees retiring at or after age 60 with 10 or more years of service are offered, along with their spouses and dependents, continued participation in the plan. Prior to 1993, the Company's share of the costs of this plan were recorded as expense as they were paid. Retired employees are also provided with $5,000 life insurance benefit.

     In 1993 the Company adopted SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" which requires that the costs of postretirement benefits be accrued during the employees years of active service. The Commission has issued a decision which authorizes rate recovery of tax deductible funding for postretirment benefits and permits recording of a regulatory asset for the portion of costs that will be recoverable in future rates.

Net postretirement benefit cost for 1993 included the following components:

								In Thousands

Service cost - benefits earned during the year                           $85
Interest cost on accumulated postretirement benefit obligation           384
Net amortization of transition obligation                                248
									----
Net periodic postretirement benefit cost                                $717
									====
     Postretirement benefit expense recorded in 1993 was $480,000. The remaining $237,000, which is recoverable through future customer rates, was recorded as a regulatory asset. The Company intends to make annual contributions to the plan up to the amount deductible for tax purposes. Plan assets are invested in high grade, short-term money market instruments and commercial paper.

     The following table sets forth the plan's funded status and the plan's accrued liability as of year end:

								In Thousands
Accumulated postretirement benefit obligation:
  Retirees                                                          $(2,850)
  Other fully eligible participants                                    (657)
  Other active participants                                          (1,542)
								    --------
  Total                                                              (5,049)
Plan assets at fair value                                                215
								    --------
Accumulated postretirement benefit obligation
  in excess of plan assets                                           (4,834)
Unrecognized net gain                                                  (119)
Remaining unrecognized transition obligation                           4,716
								    --------
Net postretirement benefit liability included in
  current liabilities                                                 $(237)
								    ========
				      26                                  107

     For 1994 measurement purposes, an 8% annual rate of increase in the per capita cost of covered benefits was assumed; the rate was assumed to decrease gradually to 5% in the year 2020 and remain at that level thereafter. The health care cost trend rate assumption has a significant effect on the amounts reported. Increasing the assumed health care cost trend rates by one percentage point in each year would increase the accumulated postretirement benefit obligation as of December 31, 1993 by $423,000 and the aggregate of the service and interest cost components of the net periodic postretirement benefit cost for the year ended December 31, 1993 by $59,000.

     The weighted average discount rate used in determining the accumulated postretirement benefit obligation was 7% at December 31, 1993 and the long term rate of return on plan assets was 8%.

NOTE 7.  FAIR VALUE OF FINANCIAL INSTRUMENTS

     For those financial instruments for which it is practicable to estimate a fair value the following methods and assumptions were used to estimate the fair value.

     Cash and Temporary Cash Investments. The carrying amount of cash and temporary cash investments approximates fair value because of the short term maturity of the instruments.

     First Mortgage Bonds. The fair value of the Company's first mortgage bonds is estimated a $133,415,000 using a discounted cash flow analysis, based on the current rates available to the Company for debt of similar maturities.

     Advances for Construction. The fair value of advances for construction contracts are estimated at $22,000,000 based on data provided by brokers.

NOTE 8.  QUARTERLY FINANCIAL AND COMMON STOCK MARKET DATA (Unaudited)

	 (In thousands, except per share amounts)

     The Company's common stock is traded in the over-the-counter market and is quoted in the National NASDAQ list with the symbol CWTR. There were approximately 5,500 holders of common stock at December 31, 1993. Quarterly dividends have been paid on common stock for 196 consecutive quarters and the quarterly rate has been increased during each year since 1968. The 1993 and 1992 quarterly range of common stock market prices was supplied by NASDAQ.












				      26                                  108

						 1993

				First     Second     Third      Fourth

Operating revenue             $27,833    $40,504   $47,431     $35,948
Net operating income            4,116      7,747     9,377       6,615
Net income                        979      4,689     6,221       3,612
Earnings per share               $.17       $.82     $1.09        $.62

Common stock market price range:

  High                         37-1/4     36-3/4    40-1/2      41-1/4
  Low                          32-1/2     32-1/4    33-1/2      37-1/2

Dividends paid                   $.48       $.48      $.48        $.48

						 1992

				First     Second     Third      Fourth

Operating revenue             $26,867    $36,972   $42,772     $33,194
Net operating income            4,620      6,437     7,076       5,641
Net income                      1,811      3,617     4,225       2,876
Earnings per share               $.31       $.63      $.74        $.50

Common stock market price range:

  High                             31     33-1/4    34-1/4          35
  Low                          26-1/4         28    29-1/2      29-1/4

Dividends paid               $.46-1/2   $.46-1/2  $.46-1/2    $.46-1/2


























				      26                                  109