Form 10-Q
period 1994-03-31
CALIFORNIA WATER SERVICE CO
filed 1994-05-10
CIK 16422

                   UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON, D.C. 20549
                                      FORM 10-Q
(Mark One)
 ___
|_X_|	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     	EXCHANGE ACT OF 1934

For the quarterly period ended   March 31, 1994

OR
 ___
|___|	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     	EXCHANGE ACT OF 1934

For the transition period from ___________________ to __________________

Commission file number          0-464

                               CALIFORNIA WATER SERVICE COMPANY
                    (Exact name of registrant as specified in its charter)

       California                                          94-0362795
    (State or other jurisdiction                       	(I.R.S. Employer
     of incorporation or organization)                   Identification No.)

   1720 North First Street, San Jose, Ca.                    95112
   (Address of principal executive offices)                (Zip Code)

                                  1-408-451-8200
                   (Registrant's telephone number, including area code)

                                   Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes X   No

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE
                       PRECEDING FIVE YEARS
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes     No

                APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
Common shares outstanding as of April 29, 1994 - 5,697,034
This Form 10-Q contains a total of 17 pages.

                          PART I - FINANCIAL INFORMATION

                         CALIFORNIA WATER SERVICE COMPANY

FINANCIAL STATEMENTS	                 BALANCE SHEET

                                          March 31, 1994        Dec. 31, 1993
                                                      In Thousands
ASSETS
Utility plant:                                  $539,089            $533,213
Less depreciation                               (144,443)           (141,510)
                                                --------            --------
  Net utility plant                              394,646             391,703
Current assets:
Cash and cash equivalents                            710               1,461
Accounts receivable                               10,051              10,835
Unbilled revenue                                   4,052               5,124
Unbilled conservation revenue                      2,339               2,424
Materials and supplies                             2,871               2,853
Taxes and other prepaid expenses                   3,328               3,716
                                                --------            --------
  Total current assets                            23,351              26,413
Deferred regulatory asset                         23,463              23,404
Other deferred charges                             5,022               5,099
                                                --------            --------
                                                $446,482            $446,619
                                                ========            ========

LIABILITIES
Capitalization:
Common shareholders' equity:
  Common stock                                  $ 25,363            $ 25,059
  Retained earnings                               97,481              98,940
                                                --------            --------
   Total common shareholders' equity             122,844             123,999
  Preferred stock without mandatory
    redemption provision                           3,475               3,475
  First mortgage bonds                           129,608             129,608
                                                --------            --------
   Total capitalization                          255,927             257,082
Current liabilities:
  Short-term borrowings                           13,500              15,000
  Accounts payable                                11,994              11,234
  Accrued expenses and other liabilities          12,418              11,722
                                                --------            --------
   Total current liabilities                      37,912              37,956
Unamortized investment tax credits                 3,320               3,341
Deferred income taxes                             11,463              11,045
Regulatory tax liability                          11,467              11,467
Advances for construction                         91,279              90,812
Contributions in aid of construction              35,114              34,916
                                                --------            --------
                                                $446,482            $446,619
                                                ========            ========

                                                                            2
See accompanying notes on page 5

                         CALIFORNIA WATER SERVICE COMPANY
                                STATEMENT OF INCOME

                                                      March 31
                                                 1994        1993
                                                    In Thousands

 FOR THE THREE MONTHS ENDED:
Operating revenue                             $30,579     $27,833
Operating expenses:
 Operations                                    19,111      17,377
 Maintenance                                    1,939       1,693
 Depreciation                                   2,737       2,643
 Income taxes                                     976         540
 Property and other taxes                       1,652       1,464
                                              -------     -------
                                               26,415      23,717
                                              -------     -------
Net operating income                            4,164       4,116
                                              -------     -------
Other income and expenses:
Interest and amortization on first
  mortgage bonds                                2,651       3,016
Other income and expenses, net                    118         122
                                              -------     -------
                                                2,769       3,138
                                              -------     -------
Net income                                      l,395         978
                                              -------     -------
Preferred dividends                                38          38
                                              -------     -------
Net income available for common stock         $ 1,357     $   940
                                              =======     =======
Weighted average shares outstanding             5,693       5,689
                                              =======     =======
Earnings per share of common stock            $  0.24     $  0.17
                                              =======     =======
Dividends per share of common stock         $0.49-1/2     $  0.48
                                            =========     =======

See accompanying notes on page 5

                         CALIFORNIA WATER SERVICE COMPANY
                              STATEMENT OF CASH FLOWS
                            FOR THE THREE MONTHS ENDED:

                                                         In Thousands
                                                           MARCH  31

                                                      1994            1993

Operating activities:

Net income                                         $ 1,395         $   978
                                                   -------         -------
Adjustments to reconcile net income to net
cash provided by operating activities:
  Depreciation                                       2,737           2,643
  Regulatory assets and liabilities, net               (59)              0
  Deferred income taxes and investment tax credits     397             751
  Change in assets and liabilities:
    Accounts receivable                                784           2,675
    Unbilled revenue                                 1,157             776
    Materials and supplies                             (18)            (42)
    Taxes and other prepaid expenses                   388           1,396
    Accounts payable                                   760             509
    Accrued expenses and other liabilities             696             995
    Other changes, net                                 307            (249)
                                                   -------         -------
    Net adjustments                                  7,149           9,454
                                                   -------         -------
  Net cash provided by operating activities          8,544          10,432
                                                   -------         -------
Investing activities:
  Utility plant expenditures                        (6,131)         (6,894)
                                                   -------         -------
Financing activities:
  Net short-term borrowings                         (1,500)         (3,000)
  Proceeds from issuance of common stock               304               0
  Advances for construction                          1,281           1,544
  Contributions in aid of construction                 421             777
  Refunds of advances for construction                (816)           (768)
  Dividends                                         (2,854)         (2,769)
                                                   -------         -------
  Net cash provided by financing activities         (3,164)         (4,216)
                                                   -------         -------
Change in cash and cash equivalents                   (751)           (678)
Cash and cash equivalents at start of
  period                                             1,461             899
                                                   -------         -------
Cash and cash equivalents at end of
  period                                           $   710         $   221
                                                   =======         =======

See accompanying notes on page 5

Notes:

1. Due to the seasonal nature of the water business, the results for a three month period are not indicative of the results for a twelve month period.

2. In the opinion of management, the accompanying financial statements reflect all adjustments which are necessary to a fair statement of the results for the periods covered. The adjustments consist only of normal recurring accruals.

3. Earnings per share are calculated on the weighted average number of common shares outstanding at the end of the period and net income available for common stock as shown on the Statement of Income.

4. Refer to 1993 Annual Report on Form 10-K for a summary of significant accounting policies and detail information regarding the financial statements.

PART I	FINANCIAL INFORMATION

Item 2

       MANAGEMENT'S DISCUSSION AND ANALYSIS OF

       FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY

    The Company's 1994 capital improvement budget has been authorized at $21.6 million by the Board of Directors. Permanent financing will be provided by cash from operations and sale of up to 600,000 shares of common stock depending upon market conditions. If a new stock offering is not made, long term financing will be provided by the issuance of $20 million of first mortgage bonds. The California Public Utilities Commission has authorized both the stock issue and the sale of bonds. Interim financing, to meet seasonal cash requirements, is available through the Company's $30 million bank line of credit.

    With payment of the first quarter dividend in February, 8,280 new common shares were issued to shareholders participating in the dividend reinvestment plan. Issuance of new shares, rather than obtaining shares for the plan by purchase on the open market, added $304,000 to common shareholders' equity. This was the first issue of new shares since 1989.

RESULTS OF FIRST QUARTER OPERATIONS

    Net income increased $417,000 to $1,395,000. Earnings per share were 24 cents compared to 17 cents in the prior year. Revenue increased $2,746,000, including $712,000 from rate relief and $146,000 from new customers. Average water consumption per customer was 50.9 Ccf., an increase of 6.0 Ccf or 13%. The increased consumption, attributable primarily to the drier winter weather this year compared to 1993, contributed an additional $1,888,000 to the quarter's revenue.

    Water production in the first quarter totaled 16.6 billion gallons, up 16% from 1993. In order to take advantage of wholesalers' pricing and available supplies, water purchases were increased in certain districts and less of the supply was obtained from wells. Purchased water supply increased 35%, while well production declined 3%.

    Purchased water costs increased $1,758,000 due to increased deliveries, supplier rate changes and the shift from well production to purchased water supply. Purchased power and pump taxes decreased $398,000 as the result of reduced well production and lower average power costs.

    Interest expense on first mortgage bonds decreased $409,000 despite an increase of $7.1 million in bonds outstanding. The decrease resulted primarily from the major refinancing program completed during 1993 in which eight bond series were called and refinanced with new issues at lower interest rates.

REGULATORY MATTERS

    During March, the California Public Utilities Commission (Commission) authorized the Company to implement a surcharge in the Stockton district to collect, over the next 12 months, $1,300,000 of revenue lost due to conservation during the drought. With the addition of Stockton, surcharges are now in effect in four districts to collect revenue lost due to conservation.

    During the first quarter, the Company completed Commission hearings in general rate cases involving three districts. A rate of return on common equity of 10.2% was stipulated at the hearing, down from a return of 11% received in 1993 decisions. Decisions on these three districts should be effective in the third quarter of this year. Currently, 10 districts are being reviewed by the Company for possible general rate case filings this summer.

COMMON STOCK LISTING

    In the first quarter the Company applied to the New York Stock
Exchange (NYSE) for listing of the Company's common stock. The listing was approved in March and trading commenced on the NYSE on April 8 under the symbol CWT. Trading on the NYSE has resulted in a narrowing of the spread between bid and ask prices. The common shares had previously been traded on NASDAQ.


WATER SUPPLY

    Precipitation for the 1993-94 winter season has averaged about 60% of normal through March 1994. As a result, runoff into reservoirs and recharge of the underground will be significantly less than in the prior year and well below normal. However, because of the carryover into 1994 of water stored in state reservoirs, the Company expects that there will be an adequate supply to meet demand for the current year and the need for water rationing is not anticipated. Water tables in well supply districts remain at high levels.

PART II   OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K

   (a)  Exhibits required to be filed by Item 601 of Regulation S-K.


                                                                Sequentially
        Exhibit                                                 Numbered
        Number                   Exhibit                        Page

        10.8      Dividend Reinvestment Plan for Common         9
                  Stock Shareholders, amended as of
                  January 14, 1994


   (b) No reports on Form 8-K have been filed during the quarter ended March 31, 1994.


                                SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            CALIFORNIA WATER SERVICE COMPANY
                                                         Registrant

May 2, 1994                                 /s/ Harold C. Ulrich
                                                Harold C. Ulrich
                                                Vice President, Treasurer and
                                                Chief Financial Officer

                   DIVIDEND REINVESTMENT PLAN

For Common Stock Shareholders of California Water Service Company


                CALIFORNIA WATER SERVICE COMPANY

     To the Common Stock Shareholders:

     We are pleased to offer a Dividend Reinvestment Plan which affords our shareholders a convenient and inexpensive method of acquiring additional shares in California Water Service Company. The Plan was first established to permit Participants to defer reinvestment dividends from federal income tax under provisions of the 1981 Federal Tax Act. Although this provision expired on December 31, 1985, the Company has continued to offer the dividend program due to its popularity with shareholders. Dividends reinvested in common stock since December 31, 1985 are taxed as if the Participant has received a cash dividend.

     Although the tax deferral provision of the Plan has been eliminated, a primary advantage still allows common shares to be acquired without commission and administrative expense to the Participant. If you wish to participate in the Plan, you should forward a signed authorization form to the Administrator, the First National Bank of Boston at the address shown on page 1.
You will continue to participate until you send a written request for termination to the Administrator.

     The Dividend Reinvestment Plan is designed to facilitate your acquisition of additional shares in the Company and we welcome your participation in the Plan. The Plan is described in question and answer form on the following pages.

     Sincerely,


     /s/ C. H. STUMP                /s/ DONALD L. HOUCK
     C.H. Stump                     Donald L. Houck
     Chairman of the Board          President and
                                    Chief Executive Officer

Purpose and Features

      1.  What is the purpose of the Plan?

     The purpose of the Plan is to provide holders of the Company's common stock who elect to participate in the Plan ("Participants") a simple and convenient method of acquiring additional shares of common stock, in lieu of receiving cash dividends.

      2.  What are the features of the Plan?

     The Plan provides Participants the following features?

     (a) Automatic acquisition of additional shares of common stock in lieu of cash dividends on all or a portion of shares of common stock.

     (b) The Company pays all costs incurred in administering the Plan. No commission expense is incurred by the Participant.

     (c) Participants can avoid the responsibility for safe-keeping of shares of common stock purchased under the Plan.

     (d) Quarterly statements regarding issuance of shares pro-vide the Participants with simplified record-keeping.


Administration

      3.  Who administers the Plan for Participants?

     The First National Bank of Boston ("Bank") administers the Plan as agent for the Participants. It keeps a continuing record of their accounts, provides them with regular statements and performs other duties related to the Plan. Common stock issued under the Plan will be registered in the name of the Participant.

     All notices, inquiries and request concerning the Plan should be directed to:

          The First National Bank of Boston
          Dividend Reinvestment Unit
          Mail stop: 45-01-06
          P. O. Box 1681
          Boston, MA 02105-1681

Participation

      4.  Who is eligible to participate?

     All holders of the Company's common stock are eligible to participate in the Plan.

      5.  How does a shareholder participate?

     Holders of record of the Company's common stock may enroll in the Plan by signing the Authorization Form and returning it to the Bank. The Authorization Form may be obtained at any time by written request to the Bank at the address specified under Question 3.

      6.  When may a shareholder join the Plan?

     A shareholder may enroll in the Plan at any time (See
Questions 4, 5 and 8).

      7.  What does the Authorization Form provide?

     The Authorization Form directs the acquisition of common stock in lieu of cash dividends on those shares of common stock designated by a Participant on the Authorization Form. A
Participant may make either of the following elections:

     FULL DIVIDEND REINVESTMENT

Reinvest all dividends paid on common shares of California Water
Service Company to purchase additional shares of the Company's common stock.

     PARTIAL DIVIDEND REINVESTMENT

Reinvest dividends on a portion of all shares of common stock registered in the Participant's name and continue to receive cash dividends on all other shares of common stock held by such Participant.

     If the Participant has directed the Bank to pay cash dividends on a portion of his/her shares and to reinvest dividends on the remainder, the Participant should provide new written instructions to the Bank when a portion of shares are disposed. If the Bank does not receive new instructions, it may, in its discretion, either (a) pay cash dividends on all shares or
(b) continue to reinvest dividends on any shares owned in excess of the number of shares on which the Participant has directed the Bank to pay cash dividends.

     Dividends paid on common stock held under the Plan (and not withdrawn from the Plan) will be automatically reinvested.

      8. When must the Authorization Form be received to begin reinvesting dividends?

     To initiate or adjust a shareholder's participation in the Plan, the Bank must receive a shareholder's original or amended Authorization Form on or before a record date for the dividend. If the original or amended Authorization Form is received after the record date for that dividend, authorization will commence with the dividend, as declared, for the following quarter.

      9.  How may a Participant change options under the Plan?

     A Participant in the Plan may increase or decrease the number of shares which he/she elects to reinvest in common stock by completing a new Authorization Form and returning it to the Bank.

Terms of Reinvestment

     10. How is the amount of Common Stock to be received in lieu of cash dividend determined?

     Shares to be acquired under the Plan may come directly from the Company's authorized but unissued common shares or may come from purchases by the Administrator on the open market. The decision as to whether to use newly issued shares from the Company or to purchase shares on the open market will take into account the Company's need for additional common equity, general market conditions, and any other factors considered to be relevant by the Company.

     The price deemed to be paid for newly issued shares acquired directly from the Company under the Plan will be the average of the closing prices for the Company's common shares as quoted on the open market during each of the last five trading days ending with the Dividend Payment Date. If prices for the Company's common stock are not so reported for any of such five consecutive trading days, the applicable price will be determined by reference to the closing prices for the five consecutive days for which sales prices are reported, ending on the Dividend Payment Date or, if prices are not reported for the Dividend Payment Date, the last day on which prices for the Company's common stock are reported.

     In the case of purchases of common stock on the open market such purchases will begin on the Dividend Payment Date and will be completed as soon as practicable thereafter. Purchase price will be the weighted average price for all shares acquired. The First National Bank of Boston will make every effort to invest all dividends promptly after receipt of such dividends, and in no event later than 30 days from such receipt, except where necessary under applicable Federal securities laws.

     No Participant shall have any authority or power to direct the time or price at which common stock may be purchased.

     11. When will shares of Common Stock issued under the Plan be credited to a Participant's account.

     Newly issued shares acquired directly from the Company will be automatically credited to a Participant's Account as of the same day as payment of the cash dividend. Shares purchased on the open market will be credited as of the most recent applicable settlement date.

Information Furnished to Participants

     12. What information will be sent to Participants in the Plan?

     Each Participant will receive a statement of account as soon as practicable following the credit of shares to the Participant's account. The statement will indicate the number of shares purchased, the price per share paid and will include any applicable tax information pertaining to the Participant's reinvestment account. These statements are a Participant's continuing record of the cost of his/her purchases and should be retained for tax or other purposes. Participants should be aware that it is important to retain all statements received as there could be a fee incurred when requesting the Bank to supply past history.

Custody of Shares

     13. Will certificates be issued for shares of common stock acquired under the Plan?

     Certificates for shares of common stock acquired under the Plan will not be issued to Participants unless requested. This protects against loss, theft or destruction of stock certificates. However, Participants may request the Bank in writing to issue and deliver certificates to them for all or a portion of their full Plan shares.

     14. In whose name will shares of common stock be registered?

     Common stock issued under the Plan will be registered in the name of the Participant.

     Plan accounts will be maintained in the name in which the Participant's common stock was registered at the time the Participant enrolled in the Plan. Certificates for full Plan shares will be similarly registered as and when issued. Participants may effect a transfer of ownership for either shares held by the Bank or by Participants, provided all applicable documentation necessary to effect such transfer is submitted.

     Shares credited to Participants' Plan accounts may not be pledged as collateral. Participants wishing to pledge these shares must request issuance and delivery to them of certificates representing such shares.

Termination of Plan Participation

     15.  How is participation in the Plan terminated?

     In order to terminate participation in the Plan, a Participant (or Participants, if a joint registration) must send a written request to the Bank (See Question 3). A withdrawal/ termination form is provided on the reverse side of the account statement for this purpose. Upon termination, a certificate for full shares will be issued in the Participant's name and forwarded to the Participant. Fractional shares will be converted to cash on the basis of the then current market price of California Water Service Company common stock and the proceeds remitted to the Participant.

     16.  When may participation in the Plan be terminated?

     Participation in the Plan may be terminated by a shareholder at any time by written notice to the Bank (See Question 3). If termination instructions are received by the Bank prior to a dividend record date, future dividends will be sent directly to the Participant. Notification received after such record date for a dividend will not be effective until the next quarterly dividend. If certificate shares are transferred out of the Participant's name, the dividend will not be reinvested automatically under the new registration. A new Authorization Form should be completed. However, such a transfer will not automatically cover the issuance of any shares of common stock held under the Plan. Such shares will continue to participate in the Plan until certificates are issued to the record holder evidencing the shares and a termination of participation is requested as to such shares. Participation will also be terminated upon receipt by the Bank of notice of the death of a shareholder.

Rejoining the Plan

     17.  May a shareholder rejoin the Plan?

     Generally, a shareholder may again become a Participant at any time. However, the Company reserves the right to reject any Authorization Form from a previous Participant on the grounds of excessive joining and terminating. Such reservation is intended to minimize unnecessary administrative expense and to encourage use of the Plan as a long-term shareholder reinvestment service.

Cost

     18. Are there any expenses to Participants in connection with reinvestment of dividends under the Plan?

     Participants are able to reinvest dividends without paying brokerage commissions or the administrative costs of the Plan.

Other Information

     19. What happens if the Company issues a stock dividend or declares a stock split, applicable to all shares?

     Any common shares distributed by the Company on shares held by the Bank under the Plan by reason of a stock dividend, or a stock split, applicable to all shares of the Company, will be added to the Participant's account under the Plan. Stock dividends or split shares distributed on shares registered in the name of the Participant and not held by the Bank under the Plan will be mailed directly to the Participant in the same manner as to shareholders who are not participating in the plan.

     20. How will be Participant's shares be voted at meetings of shareholders?

     Plan shares will be voted by the Company as the shareholder directs. Participants will receive a proxy covering their Plan shares which will be voted in accordance with their proper instruction. If a properly signed proxy is returned and no instructions as to voting are indicated thereon, all of the Participant's Plan shares will be voted in accordance with the recommendations of the Company's management. If the proxy is not returned, the Participant's Plan shares will not be voted by the Company.

     21.  May the Plan be changed or discontinued?

     The Company reserves the right to suspend or terminate the Plan at any time although it has no present intention to do so. It also reserves the right to make modifications to any provision of the Plan. Participants will be notified of any suspension, termination or modification.

     22. What are the responsibilities of the Company under the Plan?

     The Company will not be liable for any act done in good faith or for any good faith omission to act, or for any claim or liability arising out of failure to terminate a Participant's account upon such Participant's death prior to receipt of notice by the Bank in writing of such death. In addition, the Company will not be liable with respect to the prices at which shares are deemed acquired for a Participant's Plan account or the times when such acquisitions are made or with respect to any fluctuation in the market value before or after acquisition of shares. The Company shall have the right to decide in its sole discretion any questions of interpretation or administration of the Plan.

                 FEDERAL INCOME TAX INFORMATION

     The following information is an outline of the federal tax provisions applicable to the Plan. The treatment of dividends reinvested under the Plan for state income tax purposes may vary from state to state.

     It is understood that the reinvestment of dividends does not relieve the Participant of any income tax which may be payable on such dividends. The Bank will report to each Participant for tax purposes the dividends credited to his/her account. Participants will be treated as having received a dividend in an amount equal to the cash dividend reinvested by the Company.

     Under Section 3406(a)(1) of the Internal Revenue Code, the Company is required to withhold for United States income tax purposes 20% of all dividend payments to a shareholder if (a) such shareholder has failed to furnish his/her taxpayer iden-tification number ("TIN"), which for an individual is his/her social security number, (b) the Internal Revenue Service (the Service) has notified the Company that the TIN furnished by the shareholder is incorrect, (c) the Service notifies that back-up withholding should be commenced because the shareholder has failed to properly report interest or dividends or (d) the shareholder has failed to certify, under penalties of perjury, that he/she is not subject to back-up withholding. Shareholders have previously been requested by the Company or their broker to submit all information and certifications required in order to exempt them from back-up withholding if such exemption is available to them.

     In the case of a stockholder who is subject to back-up withholding tax on dividends under the plan, or a foreign stockholder whose dividends are subject to United States income tax withholding, the amount of the tax to be withheld will be deducted from the amount of the dividend and only the reduced amount will be reinvested in common stock.