Form 10-Q
period 1994-06-30
CALIFORNIA WATER SERVICE CO
filed 1994-08-12
CIK 16422

                                                            August 12, 1994


Securities and Exchange Commission
450 5 th Street
Washington, DC 20549


Gentlemen :

Pursuant to the requirements of the Securities Exchange Act of 1934, we are transmitting herewith the attached Form 10 - Q.


Very truly yours,



CALIFORNIA WATER SERVICE COMPANY

HAROLD C. ULRICH

Harold C. Ulrich
Vice President, Treasurer and
Chief Financial Officer

                 UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549
                                    FORM 10-Q
(Mark One)
 ___
|_X_| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   June 30, 1994

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
Common shares outstanding as of July 29, 1994 - 5,697,034
This Form 10-Q contains a total of 10 pages.

PART I - FINANCIAL INFORMATION

CALIFORNIA WATER SERVICE COMPANY

ITEM 1   FINANCIAL STATEMENTS            BALANCE SHEET

                                                June 30, 1994   Dec. 31, 1993
                                                         In Thousands

   ASSETS
Utility plant                                        $545,648        $533,213
Less depreciation                                    (147,2l3)       (141,510)
   Net utility plant                                  398,435         391,703
Current assets:
  Cash and cash equivalents                             1,262           1,461
  Accounts receivable                                  13,402          10,835
  Unbilled revenue                                      5,691           5,124
  Unbilled conservation revenue                         1,974           2,424
  Materials and supplies                                2,996           2,853
  Taxes and other prepaid expenses                      2,638           3,716
       Total current assets                            27,963          26,413
Regulatory assets                                      23,522          23,404
Other deferred charges                                  4,961           5,099
                                                     $454,881        $446,619

	CAPITALIZATION AND LIABILITIES

Capitalization:
  Common shareholders' equity:
    Common stock                                     $ 25,363        $ 25,059
    Retained earnings                                  98,693          98,940
       Total common shareholders' equity              124,056         123,999

  Preferred stock without mandatory
   redemption provision                                 3,475           3,475
  First mortgage bonds                                129,608         129,608
       Total capitalization                           257,139         257,082

Current liabilities:
  Short-term borrowings                                18,800          15,000
  Accounts payable                                     13,943          11,234
  Accrued expenses and other liabilities               11,061          11,722
       Total current liabilities                       43,804          37,956

Unamortized investment tax credits                      3,320           3,341
Deferred income taxes                                  11,306          11,045
Regulatory liabilities                                 11,467          11,467
Advances for construction                              92,217          90,812
Contributions in aid of construction                   35,628          34,916
                                                     $454,881        $446,619


See accompanying notes on page 5                                            2

CALIFORNIA WATER SERVICE COMPANY
STATEMENT OF INCOME
                                                               June 30
                                                           1994        1993
                                                             In Thousands

	     FOR THE THREE MONTHS ENDED:

Operating revenue                                       $40,147     $40,503

Operating expenses:
 Operations                                              24,445      23,920
 Maintenance                                              1,769       1,673
 Depreciation                                             2,735       2,550
 Income taxes                                             2,752       3,027
 Property and other taxes                                 1,554       1,586
                                                         33,255      32,756

 Net operating income                                     6,892       7,747

Other expenses, net                                      (2,822)     (3,058)
 Net income                                               4,070       4,689

Preferred dividends                                          38          38

Net income available for common stock                   $ 4,032     $ 4,651

Weighted average shares outstanding                       5,697       5,689

Earnings per share of common stock                      $  0.71     $  0.82

Dividends per share of common stock                     $ 0.495     $  0.48

      FOR THE SIX MONTHS ENDED:

Operating revenue                                       $70,726     $68,336

Operating expenses:
 Operations                                              43,556      41,297
 Maintenance                                              3,708       3,366
 Depreciation                                             5,472       5,193
 Income taxes                                             3,728       3,567
 Property and other taxes                                 3,206       3,050
                                                         59,670      56,473

 Net operating income                                    11,056      11,863

Other expenses, net                                      (5,591)     (6,196)

 Net income                                               5,465       5,667

Preferred dividends                                          76          76
Net income available for common stock                   $ 5,389     $ 5,591
Weighted average shares outstanding                       5,695       5,689
Earnings per share of common stock                      $  0.95     $  0.98
Dividends per share of common stock                     $  0.99     $  0.96

See accompanying notes on page 5                                           3

CALIFORNIA WATER SERVICE COMPANY
STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED:

                                                            In Thousands
                                                               JUNE  30
                                                          1994          1993

Operating activities:
 Net income                                           $  5,465      $  5,667
 Adjustments to reconcile net income to net
 cash provided by operating activities:
  Depreciation                                           5,472         5,194
  Regulatory assets and liabilities, net                  (118)      (10,182)
  Deferred income taxes and investment tax credits         240        10,486
  Change in  operating assets and liabilities:
   Accounts receivable                                  (2,567)         (390)
   Unbilled revenue                                       (117)       (1,635)
   Materials and supplies                                 (143)          (40)
   Taxes and other prepaid expenses                      1,078         1,950
   Accounts payable                                      2,709         3,569
   Accrued expenses and other liabilities                 (661)         (800)
   Other changes, net                                      405          (410)
     Net adjustments                                     6,298         7,742
     Net cash provided by operating activities          11,763        13,409
Investing activities:
  Utility plant expenditures                           (12,925)      (13,257)
Financing activities:
 Net short-term borrowings                               3,800        (2,000)
 Proceeds from issuance of common stock                    304             0
 Proceeds from sale of first mortgage bonds                  0        20,000
 Advances for construction                               3,198         2,416
 Contributions in aid of construction                    1,163         1,228
 Refunds of advances for construction                   (1,790)       (1,731)
 Retirements of first mortgage bonds                         0       (14,768)
 Dividends                                              (5,712)       (5,538)
     Net cash provided (used) by
      financing activities                                 963          (393)

Change in cash and cash equivalents                       (199)         (241)
Cash and cash equivalents at start of
  period                                                 1,461           899
Cash and cash equivalents at end of
  period                                               $ 1,262       $   658













See accompanying notes on page 5                                           4

Notes:

1. Due to the seasonal nature of the water business, the results for interim periods are not indicative of the results for a twelve month period.

2. The interim financial information is unaudited. In the opinion of management, the accompanying financial statements reflect all adjustments which are necessary to provide a fair statement of the results for the periods covered. The adjustments consist only of normal recurring adjustments.

3. Earnings per share are calculated on the weighted average number of common shares outstanding during the period and net income available for common stock as shown on the Statement of Income.

4. Refer to 1993 Annual Report on Form 10-K for a summary of signifi-cant accounting policies and detailed information regarding the financial statements.

PART I  FINANCIAL INFORMATION

Item 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY
 The Company's 1994 capital improvement budget of $21.6 million is being temporarily financed through short-term borrowings under its $30 million bank line of credit. Short-term borrowings which are also used to meet seasonal cash requirements totaled $18.8 million at June 30, 1994. Permanent financing will be provided by cash from operations and the anticipated sale of up to 600,000 shares of common stock. The stock sale is planned to be completed during the third quarter of 1994, subject to market conditions. The California Public Utilities Commission (Commission) authorized the issuance of the new shares in April 1994.

RESULTS OF SECOND QUARTER OPERATIONS
 Net income for the quarter was $4,070,000, a decline of $619,000 from the prior year. Earnings per share were 71 cents, down 11 cents per share from the record second quarter of 1993. Operating revenue declined 1% to $40,147,000 from $40,503,000 in 1993.
 In the second quarter of 1993 a Commission decision authorized the transfer of water conservation penalties collected during the mandatory rationing period to revenue in order to offset under-collection in balancing accounts. The Commission also permitted the recording in memorandum accounts of revenue lost due to water conservation during 1993. The amount of revenue so recorded under this authority totaled approximately $2,500,000 in the second quarter of 1993, equivalent to 26 cents per share in earnings. Since this authority expired in 1993, no similar revenue was recorded in 1994.
 The revenue drop was partially offset by rate relief of $1,520,000 and $260,000 from new customers. Although water supply was adequate and rationing was no longer in force, average water consumption per customer increased only 4% to 70.8 Ccf. This consumption remained well below the 5 year pre-drought average of 75.6 Ccf. and added only $360,000 to revenue for the quarter.

REGULATORY MATTERS
 On July 20, 1994, the Commission issued decisions for the 1993 series of general rate increase applications covering the Chico, Oroville and Salinas districts which contain approximately 13% of the Company's customers. The decisions authorize revenue increases of approximately $850,000 in the aggregate on an annualized basis with further step increases of $650,000 effective on each January 1 in 1995, 1996 and 1997. The decisions allow a return on common equity of 10.2 percent compared with a return of 11 percent on the previous year's decisions. The Commission also approved offset rate increases of $300,000 for the amortization of the water production balancing accounts for the Chico and Salinas districts.
 In July 1994, the Company initiated the process with the Commission for filing general rate cases for six districts, the 1994 series consisting of Dixon, Los Altos, Marysville, South San Francisco, Westlake and Willows which contain approximately 13% of the Company's customers. The applications request a return on common equity of 12 percent and combined annual increases in revenue of approximately $2,900,000 starting in mid-1995 followed by step increases of about $550,000 in the years 1996 - 1998.
 On June 22, 1994 the Commission issued its final decision in its OII (Order Instituting Investigation) proceeding regarding the Risk of Water Utilities. While the Commission concluded that no fundamental change in ratemaking procedures was necessary at this time, it authorized interest on water utility expense balancing accounts and broadened the coverage of existing water quality memorandum accounts. In addition, the Commission directed its staff to hold workshops and formulate recommendations on conservation, water rate design, performanced-based ratemaking, water reclamation, assistance to low-income families and related legislation.



PART II  OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

(a) The annual meeting of shareholders of California Water Service Company was held at the Company's executive office, San Jose, California on April 20, 1994.

(b) At the annual shareholders meeting, a board of directors was elected for the ensuing year. All directors nominated were elected:

  William E. Ayer                 Robert W. Foy
  Edward D. Harris, Jr., M. D.    Donald L. Houck
  Robert K. Jaedicke              L. W. Lane, Jr.
  C. H. Stump                     Edwin E. van Bronkhorst
  J. W. Weinhardt

(c) Two matters were voted on at the meeting: (1) election of directors for the ensuing year and (2) ratification of the Company's selection of independent auditors for 1994.

      	(1) Tabulation of the votes for the election of directors was:

                                         For                     Withheld
  William E. Ayer                  5,834,252                       49,032
  Robert W. Foy                    5,839,537                       43,747
  Edward D. Harris, Jr. M. D.      5,832,639                       50,645
  Donald L. Houck                  5,840,817                       42,467
  Robert K. Jaedicke               5,836,367                       46,917
  L. W. Lane, Jr.                  5,835,987                       47,297
  C. H. Stump                      5,839,316                       43,968
  Edwin E. van Bronkhorst          5,838,710                       44,574
  J. W. Weinhardt                  5,829,533                       53,751

(2) KPMG Peat Marwick was elected to serve as independent auditors for 1994. There were 5,795,567 votes cast in favor of KPMG Peat Marwick, 24,859 votes against and 62,858 abstentions.

Item 6. Exhibits and Reports on Form 8-K

	(a)  Exhibits required to be filed by Item 601 of Regulation S-K.

	     	None.

	(b) No reports on Form 8-K have been filed during the quarter ended June 30, 1994.


SIGNATURES

 Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

	CALIFORNIA WATER SERVICE COMPANY
	Registrant


August 12, 1994          /s/   HAROLD C. ULRICH
                               Harold C. Ulrich
                               Vice President, Treasurer and
                               Chief Financial Officer