Form 10-Q
period 1994-09-30
CALIFORNIA WATER SERVICE CO
filed 1994-11-04
CIK 16422

                  UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549
                                     FORM 10-Q
(Mark One)
 ___
|_X_| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   September 30, 1994

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
Common shares outstanding as of October 25, 1994 - 6,247,034
This Form 10-Q contains a total of 35 pages.

PART I - FINANCIAL INFORMATION

CALIFORNIA WATER SERVICE COMPANY

ITEM 1   FINANCIAL STATEMENTS       BALANCE SHEET
                                        SEPT 30, 1994     Dec. 31, 1993
                                                    In Thousands
ASSETS

Utility plant                                $553,062          $533,213
Less depreciation                            (149,840)         (141,510)
       Net utility plant                      403,222           391,703
Current assets:
  Cash and cash equivalents                     1,812             1,461
  Accounts receivable                          14,758            10,835
  Unbilled revenue                              8,111             7,548
  Materials and supplies                        3,028             2,853
  Taxes and other prepaid expenses              5,044             3,716
       Total current assets                    32,753            26,413
Regulatory assets                              23,545            23,404
Other deferred charges                          4,902             5,099

                                             $464,422          $446,619

  CAPITALIZATION AND LIABILITIES

Capitalization:
  Common shareholders' equity:
    Common stock                             $ 42,922          $ 25,059
    Retained earnings                         101,692            98,940
       Total common shareholders' equity      144,614           123,999

  Preferred stock without mandatory
   redemption provision                         3,475             3,475
  First mortgage bonds                        129,608           129,608

       Total capitalization                   277,697           257,082

Current liabilities:
  Short-term borrowings                             0            15,000
  Accounts payable                             14,843            11,234
  Accrued expenses and other liabilities       17,502            11,722
       Total current liabilities               32,345            37,956

Unamortized investment tax credits              3,320             3,341
Deferred income taxes                          11,401            11,045
Regulatory liabilities                         11,466            11,467
Advances for construction                      92,478            90,812
Contributions in aid of construction           35,715            34,916

                                             $464,422          $446,619



                                                                      2
See accompanying notes on page 5

CALIFORNIA WATER SERVICE COMPANY

STATEMENT OF INCOME

                                                     Sept. 30
                                                 1994        1993
                                                   In Thousands

FOR THE THREE MONTHS ENDED:

Operating revenue                             $50,303     $47,431

Operating expenses:

  Operations                                   30,848      27,564
  Maintenance                                   2,192       1,928
  Depreciation                                  2,748       2,550
  Income taxes                                  4,038       4,363
  Property and other taxes                      1,747       1,649
                                               41,573      38,054
      Net operating income                      8,730       9,377
Other income and expenses, net                 (2,873)     (3,156)
      Net income                                5,857       6,221
Preferred dividends                                38          38
Net income available for common stock        $  5,819    $  6,183

Weighted average shares outstanding             5,709       5,689

Earnings per share of common stock           $   1.02    $   1.09
Dividends per share of common stock          $  0.495    $   0.48

FOR THE NINE MONTHS ENDED:

Operating revenue                            $121,029    $115,768

Operating expenses:

  Operations                                   74,404      68,862
  Maintenance                                   5,901       5,294
  Depreciation                                  8,220       7,744
  Income taxes                                  7,766       7,930
  Property and other taxes                      4,952       4,698
                                              101,243      94,528
      Net operating income                     19,786      21,240
Other income and expenses, net                 (8,464)     (9,351)
      Net income                               11,322      11,889
Preferred dividends                               115         115
Net income available for common stock        $ 11,207    $ 11,774
Weighted average shares outstanding             5,700       5,689

Earnings per share of common stock           $   1.97    $   2.07

Dividends per share of common stock          $  1.485   $   1.44


See accompanying notes on page 5
                                                                      3

CALIFORNIA WATER SERVICE COMPANY
STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED:

                                                         In Thousands
                                                            SEPT. 30
                                                       1994          1993

Operating activities:
  Net income                                       $ 11,322       $ 11,889
  Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depreciation                                      8,220          7,744
    Regulatory assets and liabilities, net             (142)       (10,926)
    Deferred income taxes and investment tax credits    335         10,859
    Change in assets and liabilities:
      Accounts receivable                            (3,923)        (2,295)
      Unbilled revenue                                 (563)        (2,213)
      Materials and supplies                           (175)           (60)
      Taxes and other prepaid expenses               (1,328)          (651)
      Accounts payable                                3,609          3,491
      Accrued expenses and other liabilities          5,780          5,108
      Other changes, net                                637           (322)

         Net adjustments                             12,450         10,735
         Net cash provided by operating activities   23,772         22,624

Investing activities:
  Utility plant expenditures                        (20,835)       (20,603)

Financing activities:
  Net short-term borrowings                         (15,000)        (2,500)
  Proceeds from issuance of common stock             17,863              0
  Proceeds from sale of first mortgage bonds              0         20,000
  Advances for construction                           4,429          3,769
  Contributions in aid of construction                1,459          1,783
  Refunds of advances for construction               (2,766)        (2,668)
  Retirements of first mortgage bonds                     0        (14,768)
  Dividends                                          (8,571)        (8,306)

         Net cash used for
          financing activities                       (2,586)        (2,690)

Change in cash and cash equivalents                     351           (669)
Cash and cash equivalents at start of
  period                                              1,461            899

Cash and cash equivalents at end of
  period                                            $ 1,812        $   230






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

PART I         FINANCIAL INFORMATION

Item 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY

    On September 29, 1994 the Company completed the sale of 550,000 new common shares at an offer price of $33.375. The Company received proceeds from the offering of $17,559,000, after deducting underwriters' commissions. Additional expenses of the offering for printing, accounting and legal services are estimated to be $175,000.
    Prior to the offering, short-term bank borrowings under a $30 million bank line of credit and cash generated from operations were used to finance the Company's 1994 capital improvement budget. Proceeds from the offering were used to repay the $15.5 million outstanding under the line of credit at the time of the stock issuance. Capital improvement expenditures for the remainder of the year will be funded with the balance of the stock issue proceeds, cash generated from operations and short-term bank borrowings. No additional permanent financing is planned for 1994.
    Capital ratios after and before the stock issue are:

                                     9-30-94    6-30-94
                                     -------    -------

      Common shareholders' equity      52.1%      48.2%
      Preferred stock                   1.3        1.4
      First mortgage bonds             46.6       50.4
                                      -----      -----
      Total                           100.0%     100.0%

RESULTS OF THIRD QUARTER OPERATIONS

    Third quarter earnings were $1.02 per common share, a decline of 7 cents from the record earnings of $1.09 reported for third quarter 1993. Revenue for the quarter increased $2,872,000 to $50,303,000, compared with the $47,431,000 in the prior year, however, operation expense increased $3,284,000, exceeding the revenue increase.
    Water consumption was up 4 percent resulting in $1,480,000 in higher revenue. Average consumption per customer for the quarter was 97.9 Ccf., equal to the average for the 5 year pre-drought period, 1982-86. Rate relief contributed $2,124,000 to increased revenue, however, as authorized by the California Public Utilities
Commission (Commission) $1 million dollars was recorded in 1993 for lost revenue due to water conservation with no corresponding revenue source during 1994. New customers added $268,000.
    Operation expense increased primarily due to purchased water, purchased power and pump tax increases of $2,540,000 due to increased water delivered to the systems and suppliers' wholesale water rate increases affecting water purchases for the Company's three San Francisco peninsula districts and its four Los Angeles area districts. Payroll and employee benefit costs increased
$540,000 due to increased wage rates and benefit programs.
    Mainenance expense increased due to completion of several tank painting projects, pump repairs and other routine projects.

RESULTS FOR NINE MONTHS OPERATIONS

    Net income was $1.97 per share, a 10 cent decrease from 1993.

    Operating revenue for the 9 months ended September 30, 1994 increased 4.5% to $121,029,000. During 1993 a Commission decision authorized the transfer of water conservation penalties collected during the mandatory rationing period to revenue in order to offset under-collection in balancing accounts. The Commission also permitted the recording in memorandum accounts of revenue lost due to water conservation during 1993. The aggregate amount recorded under these decisions during 1993 was $4,352,000, equivalent to 45 cents in earnings per share. Since this authority expired in 1993, no similar revenue was recorded in 1994.
    Offsetting the decrease noted above was $3,731,000 in additional revenue due to increased usage, $5,209,000 from customer rate changes and $673,000 from 2,475 new customers.
    Operation expense increased $5,542,000. Increases in purchased water, purchased power and pump taxes accounted for 74% of the increase due to increased water delivered to the systems and suppliers' wholesale water rate increases with employee payroll and benefits and maintenance cost accounting for the balance.

REGULATORY MATTERS

    In July the Commission approved rate increases totaling $1,970,000 to offset wholesalers' purchased water increases in five districts. An additional application requesting $593,000 to cover purchased water increases in the Mid-Peninsula district was filed with the Commission in September.

PART II        OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

 (a)      Exhibits required to be filed by Item 601 of Regulation S-K.

                                                              Sequential
      Exhibit                                                 Page Numbers
      Number      Description                                 in this Report

      10.15       Underwriting Agreement.  The Underwriting           10
                  Agreement between California Water
                  Service Company and Smith Barney
                  Inc. and A. G. Edwards & Sons, Inc.
                  dated September 22, 1994.




        27        Financial Data Schedule as of September 30,         35
                  1994.



 (b) No reports on Form 8-K have been filed during the quarter ended September 30, 1994.



                              SIGNATURES



      Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               CALIFORNIA WATER SERVICE COMPANY
                                           Registrant


November 1, 1994                 /s/ GERALD F. FEENEY
                                     Gerald F. Feeney
                                     Vice President, Chief Financial Officer
                                     and Treasurer

                                                                EXHIBIT 10.15

                                 550,000 SHARES
                        CALIFORNIA WATER SERVICE COMPANY
                                  COMMON STOCK
                             UNDERWRITING AGREEMENT

                                                           September 22, 1994
SMITH BARNEY INC.
A.G. EDWARDS & SONS, INC.
As Underwriters
c/o Smith Barney Inc.
1345 Avenue of the Americas
New York, New York 10105

Dear Sirs:

        California Water Service Company, a California corporation (the "Company"), proposes to issue and sell an aggregate of 550,000 shares (the "Firm Shares") of its common stock, no par value per share (the "Common Stock"), to you (the "Underwriters"). The Company also proposes to sell to the Underwriters, upon the terms and conditions set forth in Section 2 hereof, up to an additional 50,000 shares (the "Additional Shares") of Common Stock. The Firm Shares and the Additional Shares are hereinafter collectively referred to as the "Shares".

        The Company wishes to confirm as follows its agreement with you in connection with the several purchases of the Shares by the Underwriters.

        1. Registration Statement and Prospectus. The Company has prepared and filed with the Securities and Exchange Commission (the "Commission") in accordance with the provisions of the Securities Act of 1933, as amended, and the rules and regulations of the Commission thereunder (collectively, the "Act"), a registration statement on Form S-3 under the Act (the "registration statement"), including a prospectus subject to completion relating to the Shares. The term "Registration Statement" as used in this Agreement means the registration statement (including all financial schedules and exhibits), as amended at the time it becomes effective, or, if the registration statement became effective prior to the execution of this Agreement, as supplemented or amended prior to the execution of this Agreement. If it is contemplated, at the time this Agreement is executed, that a post-effective amendment to the registration statement will be filed and must be declared effective before the offering of the Shares may commence, the term "Registration Statement" as used in this Agreement means the registration statement as amended by said post-effective amendment. The term "Prospectus" as used in this Agreement means the prospectus in the form included in the Registration Statement, or, if the prospectus included in the Registration Statement omits information in reliance on Rule 430A under the Act and such information is included in a prospectus filed with the Commission pursuant to Rule 424(b) under the Act, the term "Prospectus" as used in this Agreement means the prospectus in the form included in the Registration Statement as supplemented by the addition of the Rule 430A information contained in the prospectus filed with the Commission pursuant to Rule 424(b). The term "Prepricing Prospectus" as used in this Agreement means the prospectus subject to completion in the form included in the registration statement at the time of the initial filing of the registration statement with the Commission, and as such prospectus shall have been amended from time to time prior to the date of the Prospectus. Any reference in this Agreement to the registration statement, the Registration Statement, any Prepricing Prospectus or the Prospectus shall be deemed to refer to and include the documents incorporated by reference therein pursuant to Item 12 of Form S-3 under the Act, as of the date of the registration statement, the Registration Statement, such Prepricing Prospectus or the Prospectus, as the case may be, and any reference to any amendment or supplement to the registration statement, the Registration Statement, any Prepricing Prospectus or the Prospectus shall be deemed to refer to and include any documents filed after such date under the Securities Exchange Act of 1934, as amended (the "Exchange Act") which, upon filing, are incorporated by reference therein, as required by paragraph (b) of Item 12 of Form S-3. As used herein, the term "Incorporated Documents" means the documents which at the time are incorporated by reference in the registration statement, the Registration Statement, any Prepricing Prospectus, the Prospectus, or any amendment or supplement thereto.

        2. Agreements to Sell and Purchase. The Company hereby agrees, subject to all the terms and conditions set forth herein, to issue and sell to each Underwriter and, upon the basis of the representations, warranties and agreements of the Company herein contained and subject to all the terms and conditions set forth herein, each Underwriter agrees, severally and not jointly, to purchase from the Company, at a purchase price of $31.925 per Share (the "purchase price per share"), the number of Firm Shares set forth opposite the name of such Underwriter in Schedule I hereto (or such number of Firm Shares increased as set forth in Section 10 hereof).

        The Company also agrees, subject to all the terms and conditions set forth herein, to sell to the Underwriters, and, upon the basis of the representations, warranties and agreements of the Company herein contained and subject to all the terms and conditions set forth herein, the Underwriters shall have the right to purchase from the Company, at the purchase price per share, pursuant to an option (the "over-allotment option") which may be exercised at any time and from time to time prior to 9:00 P.M., New York City time, on the 30th day after the date of the Prospectus (or, if such 30th day shall be a Saturday or Sunday or a holiday, on the next business day thereafter when the New York Stock Exchange is open for trading), up to an aggregate of 50,000 Additional Shares. Additional Shares may be purchased only for the purpose of covering over-allotments made in connection with the offering of the Firm Shares. Upon any exercise of the over-allotment option, each Underwriter, severally and not jointly, agrees to purchase from the Company the number of Additional Shares (subject to such adjustments as you may determine in order to avoid fractional shares) which bears the same proportion to the number of Additional Shares to be purchased by the Underwriters as the number of Firm Shares set forth opposite the name of such Underwriter in Schedule I hereto (or such number of Firm Shares increased as set forth in Section 10 hereof) bears to the aggregate number of Firm Shares.

        3. Terms of Public Offering. The Company has been advised by you that the Underwriters propose to make a public offering of their respective portions of the Shares as soon after the Registration Statement and this Agreement have become effective as in your judgment is advisable and initially to offer the Shares upon the terms set forth in the Prospectus.

        4. Delivery of the Shares and Payment Therefor. Delivery to the Underwriters of and payment for the Firm Shares shall be made at the office of Smith Barney Inc., 388 Greenwich Street, New York, NY 10013, at 10:00 A.M., New York City time, on September 29, 1994 (the "Closing Date"). The place of closing for the Firm Shares and the Closing Date may be varied by agreement between you and the Company.

        Delivery to the Underwriters of and payment for any Additional Shares to be purchased by the Underwriters shall be made at the aforementioned office of Smith Barney Inc. at such time on such date (the "Option Closing Date"), which may be the same as the Closing Date but shall in no event be earlier than the Closing Date nor earlier than three nor later than ten business days after the giving of the notice hereinafter referred to, as shall be specified in a written notice from you on behalf of the Underwriters to the Company of the Underwriters' determination to purchase a number, specified in such notice, of Additional Shares. The place of closing for any Additional Shares and the Option Closing Date for such Shares may be varied by agreement between you and the Company.

        Certificates for the Firm Shares and for any Additional Shares to be purchased hereunder shall be registered in such names and in such denominations as you shall request prior to 1:00 P.M., New York City time, on the third business day preceding the Closing Date or any Option Closing Date, as the case may be. Such certificates shall be made available to you in New York City for inspection and packaging not later than 9:30 A.M., New York City time, on the business day next preceding the Closing Date or the Option Closing Date, as the case may be. The certificates evidencing the Firm Shares and any Additional Shares to be purchased hereunder shall be delivered to you on the Closing Date or the Option Closing Date, as the case may be, against payment of the purchase price therefor by certified or official bank check or checks payable in New York Clearing House (next day) funds to the order of the Company.

        5. Agreements of the Company. The Company agrees with the several Underwriters as follows:

                (a) If, at the time this Agreement is executed and delivered, it is necessary for the Registration Statement or a post-effective amendment thereto to be declared effective before the offering of the Shares may commence, the Company will endeavor to cause the Registration Statement or such post-effective amendment to become effective as soon as possible and will advise you promptly and, if requested by you, will confirm such advice in writing, when the Registration Statement or such post-effective amendment has become effective.

                (b) The Company will advise you promptly and, if requested by you, will confirm such advice in writing: (i) of any request by the Commission for amendment of or a supplement to the Registration Statement, any Prepricing Prospectus or the Prospectus or for additional information; (ii) of the issuance by the Commission of any stop order suspending the effectiveness of the Registration Statement or of the suspension of qualification of the Shares for offering or sale in any jurisdiction or the initiation of any proceeding for such purpose; and (iii) within the period of time referred to in the first sentence in subsection (f) below, of any change in the Company's condition (financial or other), business, prospects, properties, net worth or results of operations, or of the happening of any event, which makes any statement of a material fact made in the Registration Statement or the Prospectus (as then amended or supplemented) untrue or which requires the making of any additions to or changes in the Registration Statement or the Prospectus (as then amended or supplemented) in order to state a material fact required by the Act or the regulations thereunder to be stated therein or necessary in order to make the statements therein not misleading, or of the necessity to amend or supplement the Prospectus (as then amended or supplemented) to comply with the Act or any other law. If at any time the Commission shall issue any stop order suspending the effectiveness of the Registration Statement, the Company will make every reasonable effort to obtain the withdrawal of such order at the earliest possible time.

                (c) The Company will furnish to you, without charge (i) three signed copies of the registration statement as originally filed with the Commission and of each amendment thereto, including financial statements and all exhibits to the registration statement, (ii) such number of conformed copies of the registration statement as originally filed and of each amendment thereto, but without exhibits, as you may reasonably request, (iii) such number of copies of the Incorporated Documents, without exhibits, as you may reasonably request, and (iv) three copies of the exhibits to the Incorporated Documents.

                (d) The Company will not file any amendment to the Registration Statement or make any amendment or supplement to the Prospectus or, prior to the end of the period of time referred to in the first sentence in subsection (f) below, file any document which, upon filing becomes an Incorporated Document, of which you shall not previously have been advised or to which, after you shall have received a copy of the document proposed to be filed, you shall reasonably object.

                (e) Prior to the execution and delivery of this Agreement, the Company has delivered to you, without charge, in such quantities as you have reasonably requested, copies of each form of the Prepricing Prospectus. The Company consents to the use, in accordance with the provisions of the Act and with the securities or Blue Sky laws of the jurisdictions in which the Shares are offered by the several Underwriters and by dealers, prior to the date of the Prospectus, of each Prepricing Prospectus so furnished by the Company.

                (f) As soon after the execution and delivery of this Agreement as possible and thereafter from time to time for such period as in the opinion of counsel for the Underwriters a prospectus is required by the Act to be delivered in connection with sales by any Underwriter or dealer, the Company will expeditiously deliver to each Underwriter and each dealer, without charge, as many copies of the Prospectus (and of any amendment or supplement thereto) as you may reasonably request. The Company consents to the use of the Prospectus (and of any amendment or supplement thereto) in accordance with the provisions of the Act and with the securities or Blue Sky laws of the jurisdictions in which the Shares are offered by the several Underwriters and by all dealers to whom Shares may be sold, both in connection with the offering and sale of the Shares and for such period of time thereafter as the Prospectus is required by the Act to be delivered in connection with sales by any Underwriter or dealer. If during such period of time any event shall occur that in the judgment of the Company or in the opinion of counsel for the Underwriters is required to be set forth in the Prospectus (as then amended or supplemented) or should be set forth therein in order to make the statements therein, in the light of the circumstances under which they were made, not misleading, or if it is necessary to supplement or amend the Prospectus (or to file under the Exchange Act any document which, upon filing, becomes an Incorporated Document) in order to comply with the Act or any other law, the Company will forthwith prepare and, subject to the provisions of paragraph (d) above, file with the Commission an appropriate supplement or amendment thereto (or to such document), and will expeditiously furnish to the Underwriters and dealers a reasonable number of copies thereof. In the event that the Company and you agree that the Prospectus should be amended or supplemented, the Company, if requested by you, will promptly issue a press release announcing or disclosing the matters to be covered by the proposed amendment or supplement.

                (g) The Company will cooperate with you and with counsel for the Underwriters in connection with the registration or qualification of the Shares for offering and sale by the several Underwriters and by dealers under the securities or Blue Sky laws of such jurisdictions as you may designate and will file such consents to service of process or other documents necessary or appropriate in order to effect such registration or qualification; provided that in no event shall the Company be obligated to qualify to do business in any jurisdiction where it is not now so qualified or to take any action which would subject it to service of process in suits, other than those arising out of the offering or sale of the Shares, in any jurisdiction where it is not now so subject.

                (h) The Company will make generally available to its security holders an earnings statement, which need not be audited, covering a twelve-month period commencing after the effective date of the Registration Statement and ending not later than 15 months thereafter, as soon as practicable after the end of such period, which earnings statement shall satisfy the provisions of Section 11(a) of the Act.

                (i) During the period of five years hereafter, the Company will furnish to you (i) as soon as available, a copy of each report of the Company mailed to shareholders or filed with the Commission, and
        (ii) from time to time such other information concerning the Company as you may reasonably request.

                (j) If this Agreement shall terminate or shall be terminated after execution pursuant to any provisions hereof (otherwise than pursuant to the second paragraph of Section 10 hereof or by notice given by you terminating this Agreement pursuant to Section 10 or
        Section 11 hereof) or if this Agreement shall be terminated by the Underwriters because of any failure or refusal on the part of the Company to comply with the terms or fulfill any of the conditions of this Agreement, the Company agrees to reimburse you for all out-of-pocket expenses (including fees and expenses of counsel for the Underwriters) incurred by you in connection herewith.

                (k) The Company will apply the net proceeds from the sale of the Shares substantially in accordance with the description set forth in the Prospectus.

                (l) If Rule 430A of the Act is employed, the Company will timely file the Prospectus pursuant to Rule 424(b) under the Act and will advise you of the time and manner of such filing.

                (m) Except for shares issued pursuant to the Company's Dividend Reinvestment Plan and as provided in this Agreement, the Company will not sell, contract to sell or otherwise dispose of any Common Stock or any securities convertible into or exercisable or exchangeable for Common Stock, or grant any options or warrants to purchase Common Stock, for a period of 90 days after the date of the Prospectus, without the prior written consent of Smith Barney Inc.

                (n) The Company has furnished or will furnish to you "lock-up" letters, addressed to you and in form and substance satisfactory to you, signed by each of its current officers and directors.

                (o) Except as stated in this Agreement and in the Prepricing Prospectus and Prospectus, the Company has not taken, nor will it take, directly or indirectly, any action designed to or that might reasonably be expected to cause or result in stabilization or manipulation of the price of the Common Stock to facilitate the sale or resale of the Shares.

                (p) The Company will use its best efforts to have the shares of Common Stock which it agrees to sell under this Agreement listed, subject to notice of issuance, on the New York Stock Exchange on or before the Closing Date.

         6. Representations and Warranties of the Company. The Company represents and warrants to each Underwriter that:

                (a) Each Prepricing Prospectus included as part of the registration statement as originally filed or as part of any amendment or supplement thereto, or filed pursuant to Rule 424 under the Act, complied when so filed in all material respects with the provisions of the Act. The Commission has not issued any order preventing or suspending the use of any Prepricing Prospectus.

                (b) The Company and the transactions contemplated by this Agreement meet the requirements for using Form S-3 under the Act. The registration statement in the form in which it became or becomes effective and also in such form as it may be when any post-effective amendment thereto shall become effective and the prospectus and any supplement or amendment thereto when filed with the Commission under Rule 424(b) under the Act, complied or will comply in all material respects with the provisions of the Act and will not at any such times contain an untrue statement of a material fact or omit to state a material fact required to be stated therein or necessary to make the statements therein not misleading, except that this representation and warranty does not apply to statements in or omissions from the registration statement or the prospectus made in reliance upon and in conformity with information relating to any Underwriter furnished to the Company in writing by or on behalf of any Underwriter through you expressly for use therein.

                (c) The Incorporated Documents heretofore filed, when they were filed (or, if any amendment with respect to any such document was filed, when such amendment was filed), conformed in all material respects with the requirements of the Exchange Act and the rules and regulations thereunder, any further Incorporated Documents so filed will, when they are filed, conform in all material respects with the requirements of the Exchange Act and the rules and regulations thereunder; no such document when it was filed (or, if an amendment with respect to any such document was filed, when such amendment was filed), contained an untrue statement of a material fact or omitted to state a material fact required to be stated therein or necessary in order to make the statements therein not misleading; and no such further document, when it is filed, will contain an untrue statement of a material fact or will omit to state a material fact required to be stated therein or necessary in order to make the statements therein not misleading.

                (d) All the outstanding shares of Common Stock of the Company have been duly authorized and validly issued, are fully paid and nonassessable and are free of any preemptive or similar rights; the Shares have been duly authorized and, when issued and delivered to the Underwriters against payment therefor in accordance with the terms hereof, will be validly issued, fully paid and nonassessable and free of any preemptive or similar rights; and the capital stock of the Company conforms to the description thereof in the registration statement and the prospectus.

                (e) The Company is a corporation duly organized and validly existing in good standing under the laws of the State of California with full corporate power and authority to own, lease and operate its properties and to conduct its business as described in the Registration Statement and the Prospectus, and is duly registered and qualified to conduct its business and is in good standing in each jurisdiction or place where the nature of its properties or the conduct of its business requires such registration or qualification, except where the failure so to register or qualify does not have a material adverse effect on the condition (financial or other), business, properties, net worth or results of operations of the Company.

                (f) The Company does not have, and at the Closing Date will not have, any subsidiary. The Company does not own, and at the Closing Date will not own, any shares of stock or any other equity or long-term debt securities of any corporation or have any equity interest in any firm, partnership, joint venture, association or other entity.

                (g) There are no legal or governmental proceedings pending or, to the knowledge of the Company, threatened, against the Company, or to which the Company, or to which any of its properties is subject, that are required to be described in the Registration Statement or the Prospectus but are not described as required, and there are no agreements, contracts, indentures, leases or other instruments that are required to be described in the Registration Statement or the Prospectus or to be filed as an exhibit to the Registration Statement or any Incorporated Document that are not described or filed as required by the Act or the Exchange Act.

                (h) The Company is not in violation of its articles of incorporation or by-laws, or of any law, ordinance, administrative or governmental rule or regulation applicable to the Company or of any decree of any court or governmental agency or body having jurisdiction over the Company (except for noncompliance with certain environmental laws, which noncompliance does not and will not have a material adverse effect on the condition (financial or other), business, properties, net worth or results of operations of the Company), or in default in any material respect in the performance of any obligation, agreement or condition contained in any bond, debenture, note or any other evidence of indebtedness or in any material agreement, indenture, lease or other instrument to which the Company is a party or by which it or any of its properties are bound.

                (i) Neither the issuance and sale of the Shares, the execution, delivery or performance of this Agreement by the Company nor the consummation by the Company of the transactions contemplated hereby (i) requires any consent, approval, authorization or other order of or registration or filing with, any court, regulatory body, administrative agency or other governmental body, agency or official (except (a) the authorizations and orders of the Public Utilities Commission of the State of California, which have been obtained, are in full force and effect and are sufficient to authorize the transactions contemplated by this Agreement and (b) such as may be required for the registration of the Shares under the Act and the Exchange Act and compliance with the securities or Blue Sky laws of various jurisdictions, all of which have been or will be effected in accordance with this Agreement) or conflicts or will conflict with or constitutes or will constitute a breach of, or a default under, the articles of incorporation or bylaws of the Company or (ii) conflicts or will conflict with or constitutes or will constitute a breach of, or a default under, any material agreement, indenture, lease or other instrument to which the Company is a party or by which it or any of its properties are bound, or violates or will violate any statute, law, regulation or filing or judgment, injunction, order or decree applicable to the Company or any of its properties, or will result in the creation or imposition of any lien, charge or encumbrance upon any property or assets of the Company pursuant to the terms of any material agreement or instrument to which it is a party or by which it is bound or to which any of its property or assets is subject.

                (j) The accountants, KPMG Peat Marwick LLP, who have certified or shall certify the financial statements included or incorporated by reference in the Registration Statement and the Prospectus (or any amendment or supplement thereto) are independent certified public accountants as required by the Act.

                (k) The financial statements, together with related schedules and notes, included or incorporated by reference in the Registration Statement and the Prospectus (and any amendment or supplement thereto), present fairly the financial position, results of operations and cash flows of the Company on the basis stated in the Registration Statement at the respective dates or for the respective periods to which they apply; such statements and related schedules and notes have been prepared in accordance with generally accepted accounting principles consistently applied throughout the periods involved, except as disclosed therein; and the other financial and statistical information and data included or incorporated by reference in the Registration Statement and the Prospectus (and any amendment or supplement thereto) are accurately presented and prepared on a basis consistent with such financial statements and the books and records of the Company.

                (l) The execution and delivery of, and the performance by the Company of its obligations under, this Agreement have been duly and validly authorized by the Company, and this Agreement has been duly executed and delivered by the Company and constitutes the valid and legally binding agreement of the Company, enforceable against the Company in accordance with its terms, except as rights to indemnity and contribution hereunder may be limited by federal or state securities laws and subject to the qualification that the enforceability of the Company's obligations hereunder may be limited by bankruptcy, fraudulent conveyance, insolvency, reorganization, moratorium, and other laws relating to or affecting creditors' rights generally, and by general equitable principles.

                (m) Except as disclosed in the Registration Statement and the Prospectus (or any amendment or supplement thereto), subsequent to the respective dates as of which such information is given in the Registration Statement and the Prospectus (or any amendment or supplement thereto), the Company has not incurred any liability or obligation, direct or contingent, or entered into any transaction, in each case other than in the ordinary course of business, that is material to the Company, and there has not been any change in the capital stock (other than pursuant to the Company's employee savings plans and Dividend Reinvestment Plan), or material increase in the short-term debt or long-term debt, of the Company, or any material adverse change, or any development involving or which may reasonably be expected to involve, a prospective material adverse change, in the condition (financial or other), business, net worth or results of operations of the Company.

                (n) The Company has good and marketable title to all property (real and personal) described in the Prospectus as being owned by it, free and clear of all liens, claims, security interests or other encumbrances except such as are described in the Registration Statement and the Prospectus or in a document filed as an exhibit to the Registration Statement and all the property described in the Prospectus as being held under lease by the Company is held by it under valid, subsisting and enforceable leases.

                (o) The Company has not distributed and, prior to the later to occur of (i) the Closing Date and (ii) completion of the distribution of the Shares, will not distribute any offering material in connection with the offering and sale of the Shares other than the Registration Statement, the Prepricing Prospectus, the Prospectus or other materials, if any, permitted by the Act.

                (p) The Company has such permits, licenses, franchises and authorizations of governmental or regulatory authorities ("permits") as are necessary to own its properties and to conduct its business in the manner described in the Prospectus, subject to such qualifications as may be set forth in the Prospectus; the Company has fulfilled and performed all its material obligations with respect to such permits and no event has occurred which allows, or after notice or lapse of time would allow, revocation or termination thereof or results in any other material impairment of the rights of the holder of any such permit, subject in each case to such qualification as may be set forth in the Prospectus; and, except as described in the Prospectus, none of such permits contains any restriction that is materially burdensome to the Company.

                (q) The Company maintains a system of internal accounting controls sufficient to provide reasonable assurances that (i) transactions are executed in accordance with management's general or specific authorization; (ii) transactions are recorded as necessary to permit preparation of financial statements in conformity with generally accepted accounting principles and to maintain accountability for assets; (iii) access to assets is permitted only in accordance with management's general or specific authorization; and
         (iv) the recorded accountability for assets is compared with existing assets at reasonable intervals and appropriate action is taken with respect to any differences.

                (r) To the Company's knowledge, neither the Company nor any employee or agent of the Company has made any payment of funds of the Company or received or retained any funds in violation of any law, rule or regulation, which payment, receipt or retention of funds is of a character required to be disclosed in the Prospectus.

                (s) The Company has filed all tax returns required to be filed, which returns are complete and correct, and the Company is not in default in the payment of any taxes which were payable pursuant to said returns or any assessments with respect thereto.

                (t) No holder of any security of the Company has any right to require registration of shares of Common Stock or any other security of the Company because of the filing of the registration statement or consummation of the transactions contemplated by this Agreement.

                (u) The Company owns or possesses all patents, trademarks, trademark registrations, service marks, service mark registrations, trade names, copyrights, licenses, inventions, trade secrets and rights described in the Prospectus as being owned by it or necessary for the conduct of its business, and the Company is not aware of any claim to the contrary or any challenge by any other person to the rights of the Company with respect to the foregoing.

                (v) A registration statement relating to the Common Stock has been declared effective by the Commission pursuant to the Exchange Act and the Common Stock is duly registered thereunder.

         7. Indemnification and Contribution. (a) The Company agrees to indemnify and hold harmless each of you and each other Underwriter and each person, if any, who controls any Underwriter within the meaning of Section 15 of the Act or Section 20 of the Exchange Act from and against any and all losses, claims, damages, liabilities and expenses (including reasonable costs of investigation) arising out of or based upon any untrue statement or alleged untrue statement of a material fact contained in any Prepricing Prospectus or in the Registration Statement or the Prospectus or in any amendment or supplement thereto, or arising out of or based upon any omission or alleged omission to state therein a material fact required to be stated therein or necessary to make the statements therein not misleading, except insofar as such losses, claims, damages, liabilities or expenses arise out of or are based upon any untrue statement or omission or alleged untrue statement or omission which has been made therein or omitted therefrom in reliance upon and in conformity with the information relating to such Underwriter furnished in writing to the Company by or on behalf of any Underwriter through you expressly for use in connection therewith; provided, however, that the indemnification contained in this paragraph (a) with respect to any Prepricing Prospectus shall not inure to the benefit of any Underwriter (or to the benefit of any person controlling such Underwriter) on account of any such loss, claim, damage, liability or expense arising from the sale of the Shares by such Underwriter to any person if a copy of the Prospectus shall not have been delivered or sent to such person within the time required by the Act and the regulations thereunder, and the untrue statement or alleged untrue statement or omission or alleged omission of a material fact contained in such Prepricing Prospectus was corrected in the Prospectus, provided that the Company has delivered the Prospectus to the several Underwriters in requisite quantity on a timely basis to permit such delivery or sending. The foregoing indemnity agreement shall be in addition to any liability which the Company may otherwise have.

         (b) If any action, suit or proceeding shall be brought against any Underwriter or any person controlling any Underwriter in respect of which indemnity may be sought against the Company, such Underwriter or such controlling person shall promptly notify the Company and the Company shall assume the defense thereof, including the employment of counsel and payment of all fees and expenses. Such Underwriter or any such controlling person shall have the right to employ separate counsel in any such action, suit or proceeding and to participate in the defense thereof, but the fees and expenses of such counsel shall be at the expense of such Underwriter or such controlling person unless (i) the Company has agreed in writing to pay such fees and expenses, (ii) the Company has failed to assume the defense and employ counsel, or (iii) the named parties to any such action, suit or proceeding (including any impleaded parties) include both such Underwriter or such controlling person and the Company and such Underwriter or such controlling person shall have been advised by its counsel that representation of such indemnified party and the Company by the same counsel would be inappropriate under applicable standards of professional conduct (whether or not such representation by the same counsel has been proposed) due to actual or potential differing interests between them (in which case the Company shall not have the right to assume the defense of such action, suit or proceeding on behalf of such Underwriter or such controlling person). It is understood, however, that the Company shall, in connection with any one such action, suit or proceeding or separate but substantially similar or related actions, suits or proceedings in the same jurisdiction arising out of the same general allegations or circumstances, be liable for the reasonable fees and expenses of only one separate firm of attorneys (in addition to any local counsel) at any time for all such Underwriters and controlling persons not having actual or potential differing interests with you or among themselves, which firm shall be designated in writing by Smith Barney Inc., and that all such fees and expenses shall be reimbursed as they are incurred. The Company shall not be liable for any settlement of any such action, suit or proceeding effected without its written consent, but if settled with such written consent, or if there be a final judgment for the plaintiff in any such action, suit or proceeding, the Company agrees to indemnify and hold harmless any Underwriter, to the extent provided in the preceding paragraph, and any such controlling person from and against any loss, claim, damage, liability or expense by reason of such settlement or judgment.

         (c) Each Underwriter agrees, severally and not jointly, to indemnify and hold harmless the Company, its directors, its officers who sign the Registration Statement, and any person who controls the Company within the meaning of Section 15 of the Act or Section 20 of the Exchange Act, to the same extent as the foregoing indemnity from the Company to each Underwriter, but only with respect to information relating to such Underwriter furnished in writing by or on behalf of such Underwriter through you expressly for use in the Registration Statement, the Prospectus or any Prepricing Prospectus, or any amendment or supplement thereto. If any action, suit or proceeding shall be brought against the Company, any of its directors, any such officer, or any such controlling person based on the Registration Statement, the Prospectus or any Prepricing Prospectus, or any amendment or supplement thereto, and in respect of which indemnity may be sought against any Underwriter pursuant to this paragraph (c), such Underwriter shall have the rights and duties given to the Company by paragraph (b) above (except that if the Company shall have assumed the defense thereof such Underwriter shall not be required to do so, but may employ separate counsel therein and participate in the defense thereof, but the fees and expenses of such counsel shall be at such Underwriter's expense), and the Company, its directors, any such officer, and any such controlling person shall have the rights and duties given to the Underwriters by paragraph (b) above. The foregoing indemnity agreement shall be in addition to any liability which the Underwriters may otherwise have.

         (d) If the indemnification provided for in this Section 7 is unavailable to an indemnified party under paragraphs (a) or (c) hereof in respect of any losses, claims, damages, liabilities or expenses referred to therein, then an indemnifying party, in lieu of indemnifying such indemnified party, shall contribute to the amount paid or payable by such indemnified party as a result of such losses, claims, damages, liabilities or expenses (i) in such proportion as is appropriate to reflect the relative benefits received by the Company on the one hand and the Underwriters on the other hand from the offering of the Shares, or (ii) if the allocation provided by clause (i) above is not permitted by applicable law, in such proportion as is appropriate to reflect not only the relative benefits referred to in clause (i) above but also the relative fault of the Company on the one hand and the Underwriters on the other in connection with the statements or omissions that resulted in such losses, claims, damages, liabilities or expenses, as well as any other relevant equitable considerations. The relative benefits received by the Company on the one hand and the Underwriters on the other shall be deemed to be in the same proportion as the total net proceeds from the offering (before deducting expenses) received by the Company bear to the total underwriting discounts and commissions received by the Underwriters, in each case as set forth in the table on the cover page of the Prospectus. The relative fault of the Company on the one hand and the Underwriters on the other hand shall be determined by reference to, among other things, whether the untrue or alleged untrue statement of a material fact or the omission or alleged omission to state a material fact relates to information supplied by the Company on the one hand or by the Underwriters on the other hand and the parties' relative intent, knowledge, access to information and opportunity to correct or prevent such statement or omission.

         (e) The Company and the Underwriters agree that it would not be just and equitable if contribution pursuant to this Section 7 were determined by a pro rata allocation (even if the Underwriters were treated as one entity for such purpose) or by any other method of allocation that does not take account of the equitable considerations referred to in paragraph (d) above.
The amount paid or payable by an indemnified party as a result of the losses, claims, damages, liabilities and expenses referred to in paragraph (d) above shall be deemed to include, subject to the limitations set forth above, any legal or other expenses reasonably incurred by such indemnified party in connection with investigating any claim or defending any such action, suit or proceeding. Notwithstanding the provisions of this Section 7, no Underwriter shall be required to contribute any amount in excess of the amount by which the total price of the Shares underwritten by it and distributed to the public exceeds the amount of any damages which such Underwriter has otherwise been required to pay by reason of such untrue or alleged untrue statement or omission or alleged omission. No person guilty of fraudulent misrepresentation (within the meaning of Section 11(f) of the Act) shall be entitled to contribution from any person who was not guilty of such fraudulent misrepresentation. The Underwriters' obligations to contribute pursuant to this Section 7 are several in proportion to the respective numbers of Firm Shares set forth opposite their names in Schedule I hereto (or such numbers of Firm Shares increased as set forth in Section 10 hereof) and not joint.

         (f) No indemnifying party shall, without the prior written consent of the indemnified party, effect any settlement of any pending or threatened action, suit or proceeding in respect of which any indemnified party is or could have been a party and indemnity could have been sought hereunder by such indemnified party, unless such settlement includes an unconditional release of such indemnified party from all liability on claims that are the subject matter of such action, suit or proceeding.

         (g) Any losses, claims, damages, liabilities or expenses for which an indemnified party is entitled to indemnification or contribution under this
Section 7 shall be paid by the indemnifying party to the indemnified party as such losses, claims, damages, liabilities or expenses are incurred. The indemnity and contribution agreements contained in this Section 7 and the representations and warranties of the Company set forth in this Agreement shall remain operative and in full force and effect, regardless of (i) any investigation made by or on behalf of any Underwriter or any person controlling any Underwriter, the Company, its directors or officers, or any person controlling the Company, (ii) acceptance of any Shares and payment therefor hereunder, and (iii) any termination of this Agreement. A successor to any Underwriter or any person controlling any Underwriter, or to the Company, its directors or officers, or any person controlling the Company, shall be entitled to the benefits of the indemnity, contribution and reimbursement agreements contained in this Section 7.

         8. Conditions of Underwriters' Obligations. The several obligations of the Underwriters to purchase the Firm Shares hereunder are subject to the following conditions:

                 (a) If, at the time this Agreement is executed and delivered, it is necessary for the registration statement or a post-effective amendment thereto to be declared effective before the offering of the Shares may commence, the registration statement or such post-effective amendment shall have become effective not later than 5:30 P.M., New York City time, on the date hereof, or at such later date and time as shall be consented to in writing by you, and all filings, if any, required by Rules 424 and 430A under the Act shall have been timely made; no stop order suspending the effectiveness of the registration statement shall have been issued and no proceeding for that purpose shall have been instituted or, to the knowledge of the Company or any Underwriter, threatened by the Commission, and any request of the Commission for additional information (to be included in the registration statement or the prospectus or otherwise) shall have been complied with to your satisfaction.

                (b) Subsequent to the effective date of this Agreement, there shall not have occurred (i) any change, or any development involving a prospective change, in or affecting the condition (financial or other), business, properties, net worth, or results of operations of the Company not contemplated by the Prospectus, which in your opinion, would materially, adversely affect the market for the Shares, or (ii) any event or development relating to or involving the Company or any officer or director of the Company which makes any statement made in the Prospectus untrue or which, in the opinion of the Company and its counsel or the Underwriters and their counsel, requires the making of any addition to or change in the Prospectus in order to state a material fact required by the Act or any other law to be stated therein or necessary in order to make the statements therein not misleading, if amending or supplementing the Prospectus to reflect such event or development would, in your opinion, adversely affect the market for the Shares.

                (c) You shall have received on the Closing Date, an opinion of McCutchen, Doyle, Brown & Enersen, counsel for the Company, dated the Closing Date and addressed to you, as Underwriters, to the effect that:

                        (i) The Company is a corporation duly incorporated and validly existing in good standing under the laws of the State of California with full corporate power and authority to own, lease and operate its properties and to conduct its business as described in the Registration Statement and the Prospectus (and any amendment or supplement thereto), and is duly registered and qualified to conduct its business and is in good standing in each jurisdiction or place where the nature of its properties or the conduct of its business requires such registration or qualification, except where the failure so to register or qualify does not have a material adverse effect on the condition (financial or other), business, properties, net worth or results of operations of the Company;

                        (ii) The authorized and outstanding capital stock of the Company is as set forth under the caption "Description of Capital Stock" in the Prospectus; and the authorized capital stock of the Company conforms in all material respects as to legal matters to the description thereof contained in the Prospectus under the caption "Description of Capital Stock";

                        (iii) All the shares of capital stock of the Company outstanding prior to the issuance of the Shares have been duly authorized and validly issued, and are fully paid and nonassessable;

                        (iv) The Shares have been duly authorized and, when issued and delivered to the Underwriters against payment therefor in accordance with the terms hereof, will be validly issued, fully paid and nonassessable and free of any preemptive, or to the best knowledge of such counsel after reasonable inquiry, similar rights that entitle or will entitle any person to acquire any Shares upon the issuance thereof by the Company;

                        (v) The form of certificates for the Shares conforms to the requirements of the California Corporations Code;

                        (vi)    The Registration Statement and all
                post-effective amendments, if any, have become effective under the Act and, to the best knowledge of such counsel after reasonable inquiry, no stop order suspending the effectiveness of the Registration Statement has been issued and no proceedings for that purpose are pending before or contemplated by the Commission; and any required filing of the Prospectus pursuant to Rule 424(b) has been made in accordance with Rule 424(b);

                        (vii) The Company has corporate power and authority to enter into this Agreement and to issue, sell and deliver the Shares to the Underwriters as provided herein, and this Agreement has been duly authorized, executed and delivered by the Company;

                        (viii) The Company is not in violation of its articles of incorporation or bylaws, or to the best knowledge of such counsel after reasonable inquiry, is not in default in the performance of any material obligation, agreement or condition contained in any bond, debenture, note or other evidence of indebtedness, except as may be disclosed in the Prospectus;

                        (ix) Neither the offer, sale or delivery of the Shares, the execution, delivery or performance of this Agreement, compliance by the Company with the provisions hereof nor consummation by the Company of the transactions contemplated hereby conflicts or will conflict with or constitutes or will constitute a breach of, or a default under, the articles of incorporation or bylaws of the Company or any material agreement, indenture, lease or other instrument to which the Company is a party or by it or any of its properties is bound that is an exhibit to the Registration Statement or to any Incorporated Document, or is known to such counsel after reasonable inquiry, or (to the best knowledge of such counsel after reasonable inquiry) will result in the creation or imposition of any lien, charge or encumbrance upon any property or assets of the Company, nor will any such action result in any violation of any existing law, regulation, ruling (assuming compliance with all applicable state securities and Blue Sky laws), judgment, injunction, order or decree known to such counsel after reasonable inquiry, applicable to the Company or any of its properties;

                        (x) The California Public Utilities Commission has duly authorized the issuance and sale of the Shares; such authorization is in full force and effect and is sufficient pursuant to the California Public Utilities Code for the issuance and sale of the Shares as contemplated hereby; the issuance and sale of the Shares is, in all material respects, in conformity with the terms of such authorization. No other consent, approval, authorization or other order of, or registration or filing with, any court, regulatory body, administrative agency or other governmental body, agency, or official is required on the part of the Company (except as have been obtained under the Act and the Exchange Act or such as may be required under state securities or Blue Sky laws governing the purchase and distribution of the Shares) for the valid issuance and sale of the Shares to the Underwriters as contemplated by this Agreement;

                        (xi) The Registration Statement and the Prospectus and any supplements or amendments thereto (except for the financial statements and the notes thereto and the schedules and other financial and statistical data included therein, as to which such counsel need not express any opinion) comply as to form in all material respects with the requirements of the Act; and each of the Incorporated Documents (except for the financial statements and the notes thereto and the schedules and other financial and statistical data included therein, as to which counsel need not express any opinion) complies as to form in all material respects with the Exchange Act and the rules and regulations of the Commission thereunder;

                        (xii) To the best knowledge of such counsel after reasonable inquiry, (A) other than as described or contemplated in the Prospectus (or any supplement thereto), there are no legal or governmental proceedings pending or threatened against the Company, or to which the Company or any of its property, is subject, which are required to be described in the Registration Statement or Prospectus (or any amendment or supplement thereto) and (B) there are no agreements, contracts, indentures, leases or other instruments, that are required to be described in the Registration Statement or the Prospectus (or any amendment or supplement thereto) or to be filed as an exhibit to the Registration Statement or any Incorporated Document that are not described or filed as required, as the case may be;

                        (xiii) To the best knowledge of such counsel after reasonable inquiry, the Company is not in violation of any law, ordinance, administrative or governmental rule or regulation applicable to the Company or of any decree of any court or governmental agency or body having jurisdiction over the Company, except for any such violation which would have a material adverse effect on the condition (financial or other), business, net worth or results of operations of the Company;

                        (xiv) The statements in the Registration Statement and Prospectus, insofar as they are descriptions of contracts, agreements or other legal documents, or refer to statements of law or legal conclusions, are accurate and present fairly the information required to be shown; and

                        (xv) Except as described in the Prospectus, there are no outstanding options, warrants or other rights calling for the issuance of, and such counsel does not know of any commitment, plan or arrangement to issue, any shares of capital stock of the Company or any security convertible into or exchangeable or exercisable for capital stock of the Company.

                In addition, such counsel shall state that, although such counsel has not undertaken, except as otherwise indicated in their opinion, to determine independently, and does not assume any responsibility for, the accuracy or completeness of the statements in the Registration Statement, such counsel has participated in the preparation of the Registration Statement and the Prospectus, including review and discussion of the contents thereof (including review and discussion of the contents of all Incorporated Documents), and nothing has come to the attention of such counsel that has caused them to believe that the Registration Statement (including the Incorporated Documents) at the time the Registration Statement became effective, or the Prospectus, as of its date and as of the Closing Date or the Option Closing Date, as the case may be, contained an untrue statement of a material fact or omitted to state a material fact required to be stated therein or necessary to make the statements therein not misleading or that any amendment or supplement to the Prospectus, as of its respective date, and as of the Closing Date or the Option Closing Date, as the case may be, contained any untrue statement of a material fact or omitted to state a material fact necessary in order to make the statements therein, in the light of the circumstances under which they were made, not misleading (it being understood that such counsel need express no opinion with respect to the financial statements and the notes thereto and the schedules and other financial and statistical data included in the Registration Statement or the Prospectus or any Incorporated Document).

                In rendering their opinion as aforesaid, counsel may rely upon an opinion or opinions, each dated the Closing Date, of other counsel retained by them or the Company as to laws of any jurisdiction other than the United States, provided that (1) each such local counsel is acceptable to you (2) such reliance is expressly authorized by each opinion so relied upon and a copy of each such opinion is delivered to you and is, in form and substance satisfactory to them and their counsel, and (3) counsel shall state in their opinion that they believe that they and the Underwriters are justified in relying thereon.

                (d) You shall have received on the Closing Date, an opinion of Helen Mary Kasley, Esq., legal counsel at the Company, dated the Closing Date and addressed to you, as Underwriters, to the effect that:

                        (i) The Company has full corporate power and authority, and all necessary governmental authorizations, approvals, orders, licenses, certificates, franchises and permits of and from all governmental regulatory officials and bodies (except where the failure so to have any such authorizations, approvals, orders, licenses, certificates, franchises or permits, individually or in the aggregate, would not have a material adverse effect on the business, properties, operations or financial condition of the Company), to own its properties and to conduct its business as now being conducted, as described in the Prospectus;

                        (ii) Other than as described or contemplated in the Prospectus (or any supplement thereto), there are no legal or governmental proceedings pending or threatened against the Company, or to which the Company, or any of its property, is subject, which if determined adversely to the Company would have a material adverse effect on the condition (financial or other), business, properties, net worth or results of operations of the Company;

                        (iii) There are no agreements, contracts, indentures, leases or other instruments, that are required to be described in the Registration Statement or the Prospectus (or any amendment or supplement thereto) or to be filed as an exhibit to the Registration Statement or any Incorporated Document that are not described or filed as required, as the case may be;

                        (iv) To the best knowledge of such counsel after reasonable inquiry, the Company is not in violation of any law, ordinance, administrative or governmental rule or regulation applicable to the Company or of any decree of any court or governmental agency or body having jurisdiction over the Company, except for any such violation which would have a material adverse effect on the condition (financial or other), business, net worth or results of operations of the Company; and

                        (v) Except as described in the Prospectus, there is no holder of any security of the Company or any other person who has the right, contractual or otherwise, to cause the Company to sell or otherwise issue to them, or to permit them to underwrite the sale of, the Shares or the right to have any Common Stock or other securities of the Company included in the registration statement or the right, as a result of the filing of the registration statement, to require registration under the Act of any shares of Common Stock or other securities of the Company.

        In addition, such counsel shall state that, although such counsel has not undertaken, except as otherwise indicated in her opinion, to determine independently, and does not assume any responsibility for, the accuracy or completeness of the statements in the Registration Statement and the Prospectus (including the Incorporated Documents), such counsel has reviewed and discussed the contents thereof and nothing has come to the attention of such counsel that has caused her to believe that the Registration Statement (including the Incorporated Documents) at the time the Registration Statement became effective, or the Prospectus, as of its date and as of the Closing Date or the Option Closing Date, as the case may be, contained an untrue statement of a material fact or omitted to state a material fact required to be stated therein or necessary to make the statements therein not misleading or that any amendment or supplement to the Prospectus, as of its respective date, and as of the Closing Date or the Option Closing Date, as the case may be, contained any untrue statement of a material fact or omitted to state a material fact necessary in order to make the statements therein, in the light of the circumstances under which they were made, not misleading (it being understood that such counsel need express no opinion with respect to the financial statements and the notes thereto and the schedules and other financial and statistical data included in the Registration Statement or the Prospectus or any Incorporated Document).

                (e) You shall have received on the Closing Date an opinion of Chapman and Cutler, counsel for the Underwriters, dated the Closing Date and addressed to you, as Underwriters, with respect to the matters referred to in clauses (iv), (vi), (vii) and (xi) and the penultimate paragraph of the foregoing paragraph (c) and such other related matters as you may request.

                (f) You shall have received letters addressed to you, as Underwriters, and dated the date hereof and the Closing Date from KPMG Peat Marwick LLP, independent certified public accountants, substantially in the forms heretofore approved by you.

                (g) (i) No stop order suspending the effectiveness of the Registration Statement shall have been issued and no proceedings for that purpose shall have been taken or, to the knowledge of the Company, shall be contemplated by the Commission at or prior to the Closing Date; (ii) there shall not have been any change in the capital stock of the Company nor any material increase in the short-term or long-term debt of the Company (other than in the ordinary course of business) from that set forth or contemplated in the Registration Statement or the Prospectus (or any amendment or Supplement thereto); (iii) there shall not have been, since the respective dates as of which information is given in the Registration Statement and the Prospectus (or any amendment or supplement thereto), except as may otherwise be stated in the Registration Statement and Prospectus (or any amendment or supplement thereto), any material adverse change in the condition (financial or other), business, prospects, properties, net worth or results of operations of the Company; (iv) the Company shall not have any liabilities or obligations, direct or contingent (whether or not in the ordinary course of business), that are material to the Company, other than those reflected in the Registration Statement or the Prospectus (or any amendment or supplement thereto); and (v) all the representations and warranties of the Company contained in this Agreement shall be true and correct on and as of the date hereof and on and as of the Closing Date as if made on and as of the Closing Date, and you shall have received a certificate, dated the Closing Date and signed by the president and chief executive officer and the chief financial officer and treasurer of the Company (or such other officers as are acceptable to you), to the effect set forth in this Section 8(g) and in Section 8(h) hereof.

                (h) The Company shall not have failed at or prior to the Closing Date to have performed or complied with any of its agreements herein contained and required to be performed or complied with by it hereunder at or prior to the Closing Date.

                (i) Prior to the Closing Date the Shares shall have been listed, subject to notice of issuance, on the New York Stock Exchange.

                (j) You shall have received, on or prior to the Closing Date, the "lock-up" letters contemplated by Section 5(n) hereof.

                (k) The Company shall have furnished or caused to be furnished to you such further certificates and documents as you shall have reasonably requested.

        All such opinions, certificates, letters and other documents will be in compliance with the provisions hereof only if they are satisfactory in form and substance to you and your counsel.

        Any certificate or document signed by any officer of the Company and delivered to you, or to counsel for the Underwriters, shall be deemed a representation and warranty by the Company to each Underwriter as to the statements made therein.

        The several obligations of the Underwriters to purchase Additional Shares hereunder are subject to the satisfaction on and as of any Option Closing Date of the conditions set forth in this Section 8, except that, if any Option Closing Date is other than the Closing Date, the certificates, opinions and letters referred to in paragraphs (c) through (g) shall be dated the Option Closing Date in question and the opinions called for by paragraphs (c), (d) and
(e) shall be revised to reflect the sale of Additional Shares.

        9. Expenses. The Company agrees to pay the following costs and expenses and all other costs and expenses incident to the performance by it of its obligations hereunder: (i) the preparation, printing or reproduction, and filing with the Commission by the Company of the registration statement (including financial statements and exhibits thereto), each Prepricing Prospectus, the Prospectus, and each amendment or supplement to any of them;
(ii) the printing (or reproduction) and delivery (including postage, air freight charges and charges for counting and packaging) of such copies of the registration statement, each Prepricing Prospectus, the Prospectus, the Incorporated Documents, and all amendments or supplements to any of them, as may be reasonably requested for use in connection with the offering and sale of the Shares; (iii) the preparation, printing, authentication, issuance and delivery of certificates for the Shares, including any stamp taxes in connection with the original issuance and sale of the Shares; (iv) the printing (or reproduction) and delivery of this Agreement, the preliminary and supplemental Blue Sky Memoranda and all other agreements or documents printed (or reproduced) and delivered in connection with the offering of the Shares;
(v) the listing of the Shares on the New York Stock Exchange; (vi) the registration or qualification of the Shares for offer and sale under the securities or Blue Sky laws of the several states as provided in Section 5(g) hereof (including the reasonable fees, expenses and disbursements of counsel for the Underwriters relating to the preparation, printing or reproduction, and delivery of the preliminary and supplemental Blue Sky Memoranda and such registration and qualification); (vii) the filing fees and the fees and expenses of counsel for the Underwriters in connection with any filings, if any, required to be made with the National Association of Securities Dealers, Inc.; (viii) the transportation and other expenses incurred by or on behalf of Company representatives in connection with presentations to prospective purchasers of the Shares; and (ix) the fees and expenses of the Company's accountants and the fees and expenses of counsel (including local and special counsel) for the Company.

        10. Effective Date of Agreement. This Agreement shall become effective: (i) upon the execution and delivery hereof by the parties hereto; or
(ii) if, at the time this Agreement is executed and delivered, it is necessary for the registration statement or a post-effective amendment thereto to be declared effective before the offering of the Shares may commence, when notification of the effectiveness of the registration statement or such post-effective amendment has been released by the Commission. Until such time as this Agreement shall have become effective, it may be terminated by the Company, by notifying you, or by you, as Underwriters, by notifying the Company.

        If any one or more of the Underwriters shall fail or refuse to purchase Shares which it or they are obligated to purchase hereunder on the Closing Date, and the aggregate number of Shares which such defaulting Underwriter or Underwriters are obligated but fail or refuse to purchase is not more than one-tenth of the aggregate number of Shares which the Underwriters are obligated to purchase on the Closing Date, each non-defaulting Underwriter shall be obligated, severally, in the proportion which the number of Firm Shares set forth opposite its name in Schedule I hereto bears to the aggregate number of Firm Shares set forth opposite the names of all non-defaulting Underwriters or in such other proportion as you may specify in accordance with
Section 20 of the Master Agreement Among Underwriters of Smith Barney Inc., to purchase the Shares which such defaulting Underwriter or Underwriters are obligated, but fail or refuse, to purchase. If any one or more of the Underwriters shall fail or refuse to purchase Shares which it or they are obligated to purchase on the Closing Date and the aggregate number of Shares with respect to which such default occurs is more than one-tenth of the aggregate number of Shares which the Underwriters are obligated to purchase on the Closing Date and arrangements satisfactory to you and the Company for the purchase of such Shares by one or more non- defaulting Underwriters or other party or parties approved by you and the Company are not made within 36 hours after such default, this Agreement will terminate without liability on the part of any non-defaulting Underwriter or the Company. In any such case which does not result in termination of this Agreement, either you or the Company shall have the right to postpone the Closing Date, but in no event for longer than seven days, in order that the required changes, if any, in the Registration Statement and the Prospectus or any other documents or arrangements may be effected. Any action taken under this paragraph shall not relieve any defaulting Underwriter from liability in respect of any such default of any such Underwriter under this Agreement. The term "Underwriter" as used in this Agreement includes, for all purposes of this Agreement, any party not listed in
Schedule I hereto who, with your approval and the approval of the Company, purchases Shares which a defaulting Underwriter is obligated, but fails or refuses, to purchase.

        Any notice under this Section 10 may be given by telegram, telecopy or telephone but shall be subsequently confirmed by letter.

        11. Termination of Agreement. This Agreement shall be subject to termination in your absolute discretion, without liability on the part of any Underwriter to the Company by notice to the Company, if prior to the Closing Date or any Option Closing Date (if different from the Closing Date and then only as to the Additional Shares), as the case may be, (i) trading in securities generally on the New York Stock Exchange, the American Stock Exchange or the Nasdaq National Market shall have been suspended or materially limited, (ii) a general moratorium on commercial banking activities in New York or California shall have been declared by either federal or state authorities, or (iii) there shall have occurred any outbreak or escalation of hostilities or other international or domestic calamity, crisis or change in political, financial or economic conditions, the effect of which on the financial markets of the United States is such as to make it, in your reasonable judgment, impracticable or inadvisable to commence or continue the offering of the Shares at the offering price to the public set forth on the cover page of the Prospectus or to enforce contracts for the resale of the Shares by the Underwriters. Notice of such termination may be given to the Company by telegram, telecopy or telephone and shall be subsequently confirmed by letter.

        12. Information Furnished by the Underwriters. The statements set forth in the last paragraph on the cover page, the stabilization legend on the inside front cover, and the statements in the first and third paragraphs under the caption "Underwriting" in any Prepricing Prospectus and in the Prospectus, constitute the only information furnished by or on behalf of the Underwriters through you as such information is referred to in Sections 6(b) and 7 hereof.

        13. Miscellaneous. Except as otherwise provided in Sections 5, 10 and 11 hereof, notice given pursuant to any provision of this Agreement shall be in writing and shall be delivered (i) if to the Company, at the office of the Company at 1720 North First Street, San Jose, California, Attention:
Harold C. Ulrich, Vice President, Chief Financial Officer & Treasurer; or (ii) if to you, care of Smith Barney Inc., 1345 Avenue of the Americas, New York, New York 10105, Attention: Manager, Investment Banking Division.

        This Agreement has been and is made solely for the benefit of the several Underwriters, the Company, its directors and officers, and the other controlling persons referred to in Section 7 hereof and their respective successors and assigns, to the extent provided herein, and no other person shall acquire or have any right under or by virtue of this Agreement. Neither the term "successor" nor the term "successors and assigns" as used in this Agreement shall include a purchaser from any Underwriter of any of the Shares in his status as such purchaser.

        14. Applicable Law; Counterparts. This Agreement shall be governed by and construed in accordance with the laws of the State of New York applicable to contracts made and to be performed within the State of New York.

        This Agreement may be signed in various counterparts which together constitute one and the same instrument. If signed in counterparts, this Agreement shall not become effective unless at least one counterpart hereof shall have been executed and delivered on behalf of each party hereto.

        Please confirm that the foregoing correctly sets forth the agreement between the Company and the several Underwriters.

                                  Very truly yours,

                                  CALIFORNIA WATER SERVICE COMPANY


                              By /s/ DONALD L. HOUCK
                                     President and Chief Executive Officer

Confirmed as of the date first above
mentioned.

SMITH BARNEY INC.
A.G. EDWARDS & SONS, INC.
As Underwriters

By SMITH BARNEY INC.


By /s/ WILLIAM PATTERSON
       Managing Director

                                  SCHEDULE I
                       CALIFORNIA WATER SERVICE COMPANY

        Underwriter                                  Number of Firm Shares
        -----------                                  ---------------------
Smith Barney Inc.                                          275,000
A.G. Edwards & Sons, Inc.                                  275,000




                                                           -------
         TOTAL                                             550,000
                                                           =======
