Form 10-K
period 1994-12-31
CALIFORNIA WATER SERVICE CO
filed 1995-03-28
CIK 16422

Total Number of Pages - 70
         UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                            FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the fiscal year ended December 31, 1994
                               OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from ..............to....................
Commission file No.  0-464

              CALIFORNIA WATER SERVICE COMPANY
       (Exact name of registrant as specified in its charter)

      California                          94-0362795
(State or other jurisdiction   (I.R.S. Employer Identification No.)
of Incorporation)
1720 North First Street  San Jose, California     95112
(Address of Principal Executive Offices)     (Zip Code)
                        1-408-451-8200
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of Each Class  Name of Each Exchange on Which Registered
 Common Stock               New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:
           Cumulative Preferred Stock, Par Value, $25
                        (Title of Class)

                        (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes X     No     .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by nonaffiliates of the Registrant - $199,905,088 at February 28,
1995.

Common stock outstanding at February 28, 1995 - 6,247,034 shares.



                         EXHIBIT INDEX
The exhibit index to this Form 10-K is on page 25.

               DOCUMENTS INCORPORATED BY REFERENCE

     Designated portions of Registrant's Annual Report to
Shareholders for the calendar year ended December 31, 1994 ("1994
Annual Report") are incorporated by reference in Part I (Item 1),
Part II (Items 5, 6, 7 and 8) and in Part IV (Item 14(a)(1))

     Designated portions of the Registrant's Proxy Statement dated March 13, 1995, relating to the 1995 annual meeting of shareholders ("Proxy Statement") are incorporated by reference in
Part III (Items 10, 11 and 12) as of the date the Proxy Statement was filed with the Securities and Exchange Commission.










































                           TABLE OF CONTENTS


                                                      Page
PART I
     Item  1. Business............................     5
           a. General Development of Business.....     5
                Regulation and Rates..............     5
           b. Financial Information about
                Industry Segments.................     7
           c. Narrative Description of Business...     8
              Geographical Service Areas
                and Number of Customers at
                Year-End..........................     9
              Water Supply........................    10
            Utility Plant Construction Program
                and Acquisitions..................    13
              Quality of Supplies.................    13
              Competition and Condemnation........    13
              Environmental Matters ..............    14
              Human Resources.....................    14

           d. Financial Information about
                Foreign and Domestic Operations
                and Export Sales .................    14

     Item  2. Properties .........................    14

     Item  3. Legal Proceedings...................    15

     Item  4. Submission of Matters to a Vote of
                Security Holders..................    15

     Executive Officers of the Registrant.........    16

     PART II

     Item  5. Market for Registrant's
                Common Equity and Related
                Stockholder Matters...............    17

     Item  6. Selected Financial Data.............    17

     Item  7. Management's Discussion and
                Analysis of Financial Condition
                and Results of Operations.........    17











     Item  8. Financial Statements and
                Supplementary Data................    17

     Item  9. Changes in and Disagreements with
                Accountants on Accounting and
                Financial Disclosure.............     18

PART III

     Item 10. Directors and Executive Officers
                of the Registrant.................    18

     Item 11. Executive Compensation..............    18

     Item 12. Security Ownership of Certain
                Beneficial Owners and Management..    18

     Item 13. Certain Relationships and Related
                Transactions......................    18


PART IV
     Item 14. Exhibits, Financial Statement
                Schedules, and Reports on
                Form 8-K..........................    19

Signatures........................................    21

Independent Auditors' Report......................    23

Schedules.........................................    24

Exhibit Index.....................................    25

Exhibits..........................................    30























                             PART I

Item 1   Business.

     a.  General Development of Business.

         California Water Service Company (the "Company") is a public utility water company which owns and operates 20 water systems serving 38 cities and communities and adjacent territories in California with an estimated population of more than 1,500,000.

         The Company, one of the largest investor-owned water companies in the United States, was incorporated under the laws of the State of California on December 21, 1926. Its principal executive offices are located at 1720 North First Street, San Jose, California, and its mailing address is Post Office Box 1150, San Jose, California 95108 (telephone number:1-408-451-8200).

         Effective April 8, 1994 the Company's Common Stock began trading on the New York Stock Exchange under the symbol CWT. The Company was previously in the over-the-counter market and quoted by the National
         Association of Securities Dealers Automated
         Quotation System (NASDAQ) under the symbol CWTR

         During the fiscal year ended December 31, 1994 (the "1994 fiscal year"), there were no significant changes in the kind of products produced or services rendered by the Company, or in the Company's markets or methods of distribution.

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








         The Commission requires that water rates for each Company operating district be determined independently. Each year the Company attempts to file general rate increase applications for approximately one-third of its operating districts. According to its rate case processing procedures for water utilities, the Commission attempts to issue decisions within eight months of acceptance of the Application. Rates are set prospectively for a three-year period, with a provision for step increases to maintain the authorized rate of return. Offset rate adjustments are also allowed as required for changes in purchased water, power and pump tax costs.

         During 1994, general rate increase applications were filed with the Commission requesting rate relief of $3,023,000 in six Company districts representing 15 percent of the Company's customer base. The applications requested a rate of return on common equity of 12 percent. However, the Commission staff has recommended a rate of return of 10.9 percent. Public hearings for these cases were completed February 1995 and the Commission's decision is expected in mid-May. In the meantime, step rate increases for 15 districts totaling approximately $2,102,000 became effective in January 1995.

         In July 1994 the Commission issued a decision of general rate cases filed in July 1993, for three districts representing 13 percent of customer base, resulting in the authorization of $540,000 in additional revenue and authorizing a return on common equity of 10.2 percent

         In 1994 the Commission issued its long awaited decision in its investigation of the financial and operational risks for water utilities. While the Commission concluded that no fundamental change in its ratemaking procedures is necessary, it authorized water utilities to accrue interest on balancing and memorandum accounts. Additionally, the decision allows water utilities to request prospective recovery for unanticipated Safe Drinking Water Act compliance costs. The Company does not expect the decision to have a material effect on its operations.

         Effective March 14, 1994, the Commission closed all voluntary conservation memorandum accounts. The
         Company has filed an advice letter seeking authority to transfer $1,748,000 in conservation expenses from the drought memorandum accounts to its expense balancing accounts. These amounts would be recoverable on a district by district basis through the Commission's offset procedures which allow surcharges to amortize account balances.


         Offset rate increases of $1,944,000 and $2,327,000 were authorized during the year for water production cost increases and balancing account undercollections, respectively. Additionally, the Commission approved rate increases of $292,000 to recover increased costs from the 1993 general office renovation, $87,000 for a new water tank in the South San Francisco district, and $215,000 for post-retirement benefits other than pensions. This latter rate increase relates to an expense which was incurred as a result of accounting changes mandated by Statement of Financial Accounting Standards No. 106.

         In January 1995 a consultant retained by the Commission's Division of Ratepayer Advocates delivered a report on the reasonableness of the Second Amended Contract between the Company, Stockton-East Water District, the City of Stockton and certain other governmental bodies, pertaining to the sale and delivery of water to the Company's Stockton District by the Stockton-East Water District. The report alleges that the Company was required to receive prior Commission approval before entering into the Second Amended Contract and furthermore challenges the reasonableness of the Second Amended Contract for ratemaking purposes. However the report does not include specific ratemaking recommendations. It is difficult and premature at this time to assess the potential impact on the Company if the report were to be adopted by the Commission. However, the Company anticipates that if there is any adverse financial impact as a result of the report, such impact would be prospective, affecting only future rates for the Stockton district. Hearings have not yet been scheduled on the report by the assigned administrative law judge. Following hearings at which the Company intends to present evidence to rebut the report, the assigned administrative law judge will render a proposed decision for comment and then Commission consideration. The management of the Company intends to vigorously defend its position that the Second Amended Contract did not require prior Commission approval and is reasonable for ratemaking purposes.

     b.  Financial Information about Industry Segments.

         The Company has only one business segment.












     c.  Narrative Description of Business.

         The business of the Company consists of the production, purchase, storage, purification, distribution and sale of water for domestic, industrial, public, and irrigation uses, and for fire protection. The Company's business fluctuates according to the demand for water, which is partially dictated by seasonal conditions, such as summer temperatures or the amount and timing of rain during the year. The Company holds such franchises or permits in the communities it serves as it judges necessary to operate and maintain its facilities in the public streets. The Company distributes its water to customers in accordance with accepted water utility methods, which include pumping from storage and gravity feed from high elevation reservoirs.

         The Company has various contracts under which it operates three municipally owned water systems and two reclaimed water distribution systems and provides billing services for certain cities.




































Geographical Service Areas and Number of Customers at Year-End.

The principal markets for the Company's products are users of water within the Company's service areas. The Company's geographical service areas and the approximate number of customers served in each at December 31, 1994, are as follows:

SAN FRANCISCO BAY AREA
  Mid-Peninsula (San Mateo and San Carlos)   35,300
  South San Francisco (including Colma
    and Broadmoor)                           15,300
  Bear Gulch (including Menlo Park, Atherton,
    Woodside and Portola Valley)             17,100
  Los Altos (including Los Altos
    and portions of Cupertino, Los Altos
    Hills, Mountain View and Sunnyvale)      17,800
  Livermore                                  14,900
                                                       100,400

  SACRAMENTO VALLEY
  Chico (including Hamilton City)            20,700
  Oroville                                    3,500
  Marysville                                  3,800
  Dixon                                       2,700
  Willows                                     2,200
                                                        32,900

  SALINAS VALLEY
  Salinas                                    23,000
  King City                                   1,900
                                                        24,900

  SAN JOAQUIN VALLEY
  Bakersfield                                54,400
  Stockton                                   40,800
  Visalia                                    26,200
  Selma                                       4,600
                                                       126,000

  LOS ANGELES AREA
  East Los Angeles (including portions
    of City of Commerce and Montebello)      26,400
  Hermosa Beach and Redondo Beach (including
    a portion of Torrance)                   24,800
  Palos Verdes (including Palos Verdes
    Estates, Rancho Palos Verdes, Rolling
    Hills Estates and Rolling Hills)         23,400
  Westlake (a portion of Thousand Oaks)       6,700
                                                        81,300

  TOTAL                                                365,500







   Water Supply

     The Company's water supply is obtained from wells, surface runoff or diversion and by purchase from public agencies and other suppliers. The effects of the recent California drought (which ended after the 1992-93 winter) and 1994 winter rains are discussed below. Except for periods of drought, the Company in the past has had adequate water supplies to meet the existing requirements of its service areas. During drought periods, some districts experienced water rationing.

   The Company delivered approximately 100 billion gallons of water during the 1994 fiscal year of which approximately 51% was obtained from wells and 49% was purchased from the following suppliers:

                        % of
                        Supply
District               Purchased     Source of Purchased Supply

SAN FRANCISCO BAY AREA

  Mid-Peninsula          100%   San Francisco Water Department

  South San Francisco     83%   San Francisco Water Department

  Bear Gulch              95%   San Francisco Water Department

  Los Altos               82%   Santa Clara Valley Water
                                District

  Livermore               65%   Alameda County Flood Control
                                and Water Conservation District


SACRAMENTO VALLEY
  Oroville                70%   Pacific Gas and Electric
                                Company
                           6%   County of Butte


SAN JOAQUIN VALLEY

  Bakersfield             20%   Kern County Water Agency
  Stockton                75%   Stockton-East Water District


LOS ANGELES AREA

  East Los Angeles        89%   Central Basin Municipal
                                Water District
  Hermosa Beach and
  Redondo Beach           95%   West Basin Municipal
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

     The Chico, Marysville, Dixon and Willows districts in the Sacramento Valley, the Salinas and King City districts in the Salinas Valley, and the Selma and Visalia districts in the San Joaquin Valley obtain their entire supply from wells. In these districts, although groundwater levels declined during the six consecutive years of below normal precipitation (1986-1992), they remain, in the opinion of the Company, adequate for anticipated future needs.
     However, in the Salinas Valley, declining water tables have resulted in salt water intrusion in some areas adjacent to Monterey Bay. Operational changes have been made in the Salinas district in an attempt to retard the movement of salt water toward the Company's production wells. Pumping of vulnerable wells has been curtailed and supply supplemented by boosting water from other zones. The Company continues to cooperate with the Monterey County Water Resources Agency and other groups on long-term mitigation plans.

     Purchases for the Los Altos, Livermore, Oroville, Stockton and Bakersfield districts are pursuant to long-term contracts expiring on various dates after 2011. A new 30 year contract for the Livermore District with Zone 7 of the Alameda County Flood Control and Water Conservation District was signed on November 16, 1994. The supplies for the East Los Angeles, Hermosa-Redondo, Palos Verdes and Westlake districts are provided to the Company by public agencies pursuant to an obligation of continued nonpreferential service to persons within their boundaries.

     Purchases for the South San Francisco, Mid-Peninsula and
     Bear Gulch districts are pursuant to long-term contracts with the San Francisco Water Department expiring June 30,
     2009.

     The 1993-1994 water season was California's fourth driest year on record, leading the Department of Water resources to declare a 'drought watch' in May of 1994. But these fears began to be allayed as early as November 1994 when a series of storms began pouring rain and snow throughout the state's watersheds.

     By late January 1995, cumulative average Sierra snowpack was at 175 percent of normal, storage in the state's 155 reservoirs was at more than 90 percent of average and the drought watch was cancelled. These promising figures substantially improve the likelihood that 100 percent of state water project deliveries will be made in 1995.

     Substantial water reserves remain in the groundwater aquifers that supply Company districts served by well water. While recovery from drought-related depletion of these reserves was interrupted by drier than normal conditions in 1994, the mean groundwater levels in these districts were stable. In addition, districts located in regions with existing groundwater management mechanisms showed noticeable improvements in storage. Regional groundwater management planning is receiving greater attention throughout the state as its importance as a tool for addressing long-term water supply concerns is realized. The passage of legislation that enables management of this resource by existing local government agencies further stimulated this attention.

     Despite the promise of an abundant water year, California is expected to have long-term water supply problems. To compensate for this trend, the Company continues to promote water conservation programs initiated during the drought on a district-by-district basis outlined in our water management plans and as permitted by the Commission.

     Significant developments affecting future water supply occurred in several of our districts. On August 16, 1994 the State Water Resources Control Board (SWRCB) informed the Monterey County Board of Supervisors that it was initiating an investigation into the groundwater supply issues in the Salinas Valley. This is a prelude to a possible adjudication of the groundwater basin by the SWRCB should Monterey County fail to develop short and long-term solutions to the nitrate contamination and saltwater intrusion threatening the aquifers. In a related matter the SWRCB refused to consider a separate investigation of groundwater use in our King City district. This action will save the Company a considerable amount of litigation expense.

     In Solano County, the location of our Dixon district, the Solano County Water Agency agreed to reimburse the Company for costs it incurred as a party to the Putah Creek adjudication. This action will determine the rights to water from Putah Creek which recharges the groundwater from which our Dixon district derives its water supply.

     Utility Plant Construction Program and Acquisitions.

     The Company is continually extending and enlarging its facilities as required to meet increasing demands and to maintain its service. Capital expenditures for these purposes and for the replacement of existing facilities amounted to approximately $28 million in 1994. Financing was obtained from funds from operations, short-term bank borrowings, sale of common stock, advances for construction, and contributions in aid of construction as set forth in the section entitled "Statement of Cash Flows" on page 26 of the Company's 1994 Annual Report and is incorporated herein by reference. Advances for construction of main extensions are received by the Company from subdivision developers under the rules of the PUC. These advances are refundable without interest over a period of years. Contributions in aid of construction consist of nonrefundable cash deposits or facilities received from developers.

     The Company now estimates that additions and improvements to its facilities during 1995 will amount to approximately $20,700,000 (exclusive of additions and improvements financed through advances for construction and contributions in aid of construction), which is expected to be financed with internally generated funds and short-term borrowings to be refinanced by funds from the anticipated issuance of approximately $20,000,000 of long-term debt in 1995.


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

     Environmental Matters.

     The Company is subject to environmental regulation by various governmental authorities. Compliance with federal, state and local provisions which have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, has not had, as of the date of filing of this Form 10-K, any material effect on the Company's capital expenditures, earnings or competitive position. No such material effect is anticipated for the fiscal years ending December 31, 1995 and 1996.

     Human Resources.

     As of December 31, 1994, the Company had 624 employees, of whom 158 were executive and administrative officials and supervisory employees, and 466 were members of unions. The Company presently has two-year collective bargaining agreements expiring December 31, 1995, with the Utility Workers of America, AFL-CIO, representing the majority of employees, and the International Federation of Professional and Technical Engineers, AFL-CIO, representing certain engineering department employees. The Company plans to enter negotiations to renew the collective bargaining agreements prior to their expiration. The agreements have been successfully renewed in the past without a labor interruption.


  d. Financial Information about Foreign and Domestic Operations and Export Sales.

     The Company makes no export sales.


Item 2.Properties.

     The Company's physical properties consist of offices and water systems for the production, storage, purification, and distribution of water. These properties are located in or near the service areas listed above in the section entitled "Water Supply." The Company maintains all of its properties in good operating condition.

     The Company holds all its principal properties in fee, subject to the lien of the indenture securing the Company's first mortgage bonds, of which there were outstanding at December 31, 1994, $128,944,000 in principal amount.

Item 3.Legal Proceedings.

     The Company is involved in only routine litigation which is incidental to the business.

Item 4.Submission of Matters to a Vote of Security Holders.

     No matters were submitted to a vote of security holders in the fourth quarter of fiscal year 1994.


Executive Officers of the Registrant.

Name             Positions and Offices with the Company          Age

C. H. Stump        Chairman of the Board since 1991.              69
                   Director since 1976 and Member of
                   Executive Committee since 1977. Mr. Stump was Secretary of the Company from 1959 to 1966, Secretary and Treasurer from 1966 to
                   1975, Executive Vice President from 1975 to 1981, President and Chief Operating
                   Officer from 1981 to 1986, and President and Chief Executive Officer from 1986 to
                   May 1992.

Donald L. Houck    President and Chief Executive Officer          62
                   since May 1992.  Director since
                   1988. Mr. Houck was Executive Vice President and Chief Operating Officer from 1986 to
                   1992 and a Vice President since 1977.
                   Prior to that, Mr. Houck was a supervising engineer with the California Public
                   Utilities Commission with eighteen years experience in the rate-making process.

Gerald F. Feeney   Vice President, Chief Financial Officer and    50
                   Treasurer since November 1994.
                   Controller, Assistant Secretary and
                   Assistant Treasurer from 1976 to 1994.
                   From 1970 to 1976, Mr. Feeney was an
                   audit manager with Peat Marwick Mitchell
                   & Co.

Francis S. Ferraro Vice President since August 1989. Mr.          45
                   Ferraro previously had 15 years
                   experience in regulatory matters with the California Public Utilities Commission, from June 1985 through August 1989 in the capacity of an administrative law judge.

James L. Good      Vice President since December 1994.            31
                   Mr. Good was Director of Congressional
                   Relations for the National Association of Water Companies from 1991 to 1994.

Raymond H. Taylor  Vice President since April 1990.  Mr. Taylor   49
                   had been director of water quality since
                   1986 and previously had been employed by the Environmental Protection Agency before joining the Company in 1982.

Helen Mary Kasley  Secretary and Legal Counsel since              43
                   1993.  From 1990 to 1992, Mrs. Kasley was
                   Secretary. From 1986 to 1990, she was an associate attorney with McCutchen, Doyle,
                   Brown & Enersen.


Calvin L. Breed    Controller, Assistant Secretary and Assistant  39
                   Treasurer since November 1994.  Previously
                   Mr. Breed served as Treasurer of TCI
                   International, Inc.

John S. Simpson    Assistant Secretary since 1992.  Mr.           50
                   Simpson has been Manager of New Business
                   Development for the past nine years and
                   has held various management positions
                   with the Company since 1967.

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

                              PART II

Item 5.Market for Registrant's Common Equity and Related
Stockholder Matters

     The information required by this item is contained in the Section captioned "Quarterly Financial and Common Stock Market Data" on pages 34 and 35 of the Company's 1994 Annual Report and is incorporated herein by reference. The number of holders listed in such section includes the Company's record holders and also individual participants in security position listings.

Item 6.Selected Financial Data.

     The information required by this item is contained in the section captioned "California Water Service Company Ten Year Financial Review" on pages 16 and 17 of the Company's 1994 Annual Report and is incorporated herein by reference.

Item 7.Management's Discussion and Analysis of Financial Condition and Results of Operations.

     The information required by this item is contained in the sections captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations," on pages 18 through 21 of the Company's 1994 Annual Report and is incorporated herein by reference.

Item 8.Financial Statements and Supplementary Data.

     The information required by this item is contained in the sections captioned "Balance Sheet," "Statement of Income," "Statement of Common Shareholders' Equity," "Statement of Cash Flows," "Notes to Financial Statements" and "Independent Auditors' Report" on pages 22 through 35 of the Company's 1994 Annual Report and is incorporated herein by reference.

Item 9.Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     None.




                             PART III

Item 10.Directors and Executive Officers of the Registrant.

     Information regarding executive officers of the Company is included in a separate item captioned "Executive Officers of the Registrant" contained in Part I of this report. The information required by this item as to directors of the Company is contained in the section captioned "Election of Directors" on pages 2 through 6 of the Proxy Statement and is incorporated herein by reference. (The Proxy Statement was filed under EDGAR on March 10, 1995).

Item 11.Executive Compensation.

     The information required by this item as to directors and executive officers of the Company is contained in the section captioned "Compensation of Executive Officers" on pages 8 through 11 of the Proxy Statement and is incorporated herein by reference. (The Proxy Statement was filed under EDGAR on March 10, 1995).

Item 12.Security Ownership of Certain Beneficial Owners and
     Management.

     The information required by this item is contained in the sections captioned "Election of Directors," "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Management" pages 2 through 6 and 13, respectively, of the Proxy Statement and is incorporated herein by reference. (The Proxy Statement was filed under EDGAR on March 10, 1995).

Item 13.Certain Relationships and Related Transactions.

        None.



                             PART IV

Item 14.Exhibits, Financial Statement Schedules, and
        Reports on Form 8-K.

  (a) (1) Financial Statements:

          Balance Sheet as of December 31, 1994 and 1993.

          Statement of Income for the years ended
          December 31, 1994, 1993, and 1992.

          Statement of Common Shareholders' Equity for the years ended December 31, 1994, 1993, and 1992.

          Statement of Cash Flows for the years
          ended December 31, 1994, 1993, and 1992.

          Notes to Financial Statements, December 31,
          1994, 1993, and 1992.

          The above financial statements are contained in sections bearing the same captions on pages 22 through 35 of the Company's 1994 Annual Report and are incorporated herein by reference.

      (2) Financial Statement Schedule:

Schedule
 Number

          Independent Auditors' Report
          January 20, 1995.

II        Valuation and Qualifying Accounts and
          Reserves--years ending December 31,
          1994, 1993, and 1992.


          All other schedules are omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.



(3)   Exhibits required to be filed by Item 601 of Regulation
      S-K.

See Exhibit Index on page 25 of this document which is incorporated herein by reference.

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

   (b) Report on Form 8-K.

None required to be filed during the last quarter of 1994.




                            SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                            CALIFORNIA WATER SERVICE COMPANY


Date: March 15, 1995       By /s/ Donald L. Houck
                                  DONALD L. HOUCK, President and
                                  Chief Executive Officer





Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:



Date: March 15, 1995   /s/ William E. Ayer
                       WILLIAM E. AYER, Member,
                       Board of Directors

Date: March 15, 1995   /s/ Robert W. Foy
                       ROBERT W. FOY, Member,
                       Board of Directors

Date: March 15, 1995   /s/ Edward D. Harris, Jr.
                       EDWARD D. HARRIS, JR. M.D., Member,
                       Board of Directors

Date: March 15, 1995   /s/ Donald L. Houck
                       DONALD L. HOUCK
                       President, Chief Executive
                       Officer, Member,
                       Board of Directors

Date: March 15, 1995   /s/ Robert K. Jaedicke
                       ROBERT K. JAEDICKE, Member,
                       Board of Directors

Date: March 15, 1995   /s/ Linda R. Meier
                       LINDA R. MEIER, Member,
                       Board of Directors

Date: March 15, 1995   /s/ J. W. Weinhardt
                       J. W. WEINHARDT, Member,
                       Board of Directors

Date: March 15, 1995   /s/ C. H. Stump
                       C. H. STUMP, Chairman of the
                       Board, Member, Board of Directors

Date: March 15, 1995   /s/ Edwin E. van Bronkhorst
                       EDWIN E. VAN BRONKHORST, Member,
                       Board of Directors

Date: March 15, 1995   /s/ Gerald F. Feeney
                       GERALD F. FEENEY,
                       Vice President, Chief Financial
                       Officer and Treasurer

Date: March 15, 1995   /s/ Calvin L. Breed
                       CALVIN L. BREED, Controller,
                       Assistant Secretary and Assistant
                       Treasurer

                    Independent Auditors' Report



Shareholders and Board of Directors
California Water Service Company:


Under date of January 20, 1995, we reported on the balance sheet of California Water Service Company as of December 31, 1994 and 1993, and the related statements of income, common shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1994, as contained in the 1994 annual report to shareholders. These financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 1994. In connection with our audits of the aforementioned financial statements, we also audited the related financial statement schedule as listed in accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.







San Jose, California      /s/ KPMG Peat Marwick,LLP
January 20, 1995




                                                               CALIFORNIA WATER SERVICE COMPANY                       Schedule II
                                                           Valuation and Qualifying Accounts and Reserves
                                                           Years Ended December 31, 1994, 1993 and 1992

                                                                                    Additions
                                                                              ---------------------
                                                                   Balance at Charged to Charged to                       Balance
                                                                    beginning  costs and     other                         at end
Description                                                         of period   expenses  accounts     Deductions       of period
- ----------------------------------------------------------------------------------------------------------------------------------
1994
(A) Reserves deducted in the balance sheet from assets
    to which they apply:

    Allowance for doubtful accounts                                   $72,696   $363,284    $71,235(3)    $456,399(1)       $50,816
    Allowance for obsolete materials and supplies                      61,395     11,000                    69,002(2)         3,393
                                                                  -----------   --------   --------     ----------      -----------
(B) Reserves classified as liabilities in the balance sheet:
    Miscellaneous reserves:
     General Liability                                             $1,064,300   $340,000        $0        $442,148(2)      $962,152
     Employees' group health plan                                     882,143  2,549,056    12,262       3,243,074(2)       200,387
     Retirees' group health plan                                      237,000    480,998   189,000         481,000(2)       425,998
     Workers compensation                                             150,523    648,374         0         691,321(2)       107,576
     Deferred revenue - contributions in aid of construction        1,649,386              572,366         304,366(6)     1,917,386
     Disability insurance                                              97,352              256,969         238,191(2)       116,130
                                                                  ----------- ---------- ---------      ----------     ------------
                                                          Total    $4,080,704 $4,018,428 $1,030,597     $5,400,100       $3,729,629
                                                                  ----------- ---------- ----------     ----------      -----------
    Contributions in aid of construction                          $34,915,778            $3,858,961(4)    $907,940(5)   $37,866,799
                                                                  ----------- ---------- ----------     ----------     ------------
1993
(A) Reserves deducted in the balance sheet from assets to which they apply:

    Allowance for doubtful accounts                                   $75,155   $316,748    $65,280(3)    $384,487(1)       $72,696
    Allowance for obsolete materials and supplies                       5,000     72,000                    15,605(2)        61,395
                                                                  ----------- ---------- ----------     ----------     ------------
(B) Reserves classified as liabilities in the balance sheet:
    Miscellaneous reserves:
     General Liability                                             $1,200,000   $330,000    $44,401       $510,101(2)    $1,064,300
     Employees' group health plan                                     511,985  2,240,000      9,578      1,879,420(2)       882,143
     Retirees' group health plan                                            0    480,000    267,360        510,360(2)       237,000
     Workers compensation                                             226,386    497,043          0        572,906(2)       150,523
     Deferred revenue - contributions in aid of construction        1,247,256               758,380        356,250(6)     1,649,386
     Disability insurance                                              47,113               255,017        204,778(2)        97,352
                                                                  ----------- ---------- ----------     ----------     ------------
                                                          Total    $3,232,740 $3,547,043 $1,334,736     $4,033,815       $4,080,704
                                                                  ----------- ---------- ----------     ----------     ------------
    Contributions in aid of construction                          $32,119,906            $3,637,420(4)    $841,548(5)   $34,915,778
                                                                  ----------- ---------- ----------     ----------     ------------
1992
(A) Reserves deducted in the balance sheet from assets to which they apply:

    Allowance for doubtful accounts                                   $79,767   $319,280    $66,374(3)    $390,266(1)       $75,155
    Allowance for obsolete materials and supplies                       5,000    190,527                   190,527(2)         5,000
                                                                  ----------- ----------  ---------     ----------     ------------
(B) Reserves classified as liabilities in the balance sheet:
    Miscellaneous reserves:
     General Liability                                             $1,081,494   $315,443                  $196,937(2)    $1,200,000
     Employees' group health plan                                     322,404  2,842,000     248,696     2,901,115(2)       511,985
     Workers compensation                                             188,120    487,153      32,112       480,999(2)       226,386
     Deferred revenue - contributions in aid of construction        1,058,112                466,429       277,285(6)     1,247,256
     Disability insurance                                              63,929                239,296       256,112(2)        47,113
                                                                   ----------  ---------- ----------    ----------      -----------
                                                          Total    $2,714,059  $3,644,596   $986,533    $4,112,448       $3,232,740
                                                                   ----------  ---------- ----------    ----------      -----------
    Contributions in aid of construction                          $29,349,230             $3,515,621(4)   $744,945(5)   $32,119,906
                                                                  -----------  ---------- ----------    ----------      -----------
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

                            EXHIBIT INDEX
                                                      Sequential
                                                      Page Numbers
Exhibit Number                                        in this Report


3.  Articles of Incorporation and By-Laws:

     3.1  Restated Articles of Incorporation dated             25
          March 20, 1968 Certificate of Ownership
          Merging Palos Verdes Water Company into
          California Water Service Company dated
          December 22, 1972; Certificate of Amendment of Restated Articles of Incorporation dated
          April 7, 1975; Certificate of Amendment of
          Restated Articles of Incorporation dated
          April 16, 1984; Certificate of Amendment of
          Restated Articles of Incorporation dated July
          31, 1987; Certificate of Amendment of
          Restated Articles of Incorporation dated
          October 19, 1987 (Exhibit 3.1 to Form 10-K for fiscal year 1987, File No. 0-464)

     3.2  Certificates of Determination of Preferences         25
          for Series C Preferred Stock (Exhibit 3.2 to
          Form 10-K for fiscal year 1987, File No. 0-464)

     3.3  Certificate of Amendment of the Company's            25
          Restated Articles of Incorporation dated
          April 27, 1988. (Exhibit 3.3 to Form 10-K for fiscal year 1989, File No. 0-464)

     3.4  By-Laws dated September 21, 1977, as                 25
          amended 24 November 19, 1980, April 21, 1982,
          June 15, 1983, September 17, 1984, and
          November 16, 1987 (Exhibit 3.3 to Form 10-K for fiscal year 1987, File No. 0-464).

     3.5  Amendment to By-laws dated May 16, 1988.             25
          (Exhibit 3.5 to Form 10-K for fiscal year
          1991, File No. 0-464)

     4.   Instruments Defining the Rights of Security          26
          Holders, including Indentures:

          Mortgage of Chattels and Trust Indenture             26
          dated April 1, 1928; Eighth Supplemental Indenture dated November 1, 1945, covering First Mortgage
          3.25% Bonds, Series C; Fifteenth Supplemental
          Indenture dated November 1, 1965, covering First Mortgage 4.85% Bonds, Series J; Sixteenth
          Supplemental Indenture dated November 1, 1966, covering First Mortgage 6.25% Bonds, Series K; Seventeenth Supplemental Indenture dated
          November 1, 1967, covering First Mortgage 6.75%
          Bonds, Series L; Twenty-First Supplemental
          Indenture dated October 1, 1972, cover First
          Mortgage 7.875% Bonds, Series P; Twenty-Fourth Supplemental Indenture dated November 1, 1973, covering First Mortgage 8.50% Bonds, Series S
          (Exhibits 2(b), 2(c), 2(d), Registration Statement
          No. 2-53678, of which certain exhibits are incorporated by reference to Registration
          Statement Nos. 2-2187, 2-5923, 2-9681, 2-10517 and
          2-11093.)

          Twenty-Sixth Supplemental Indenture dated May 1,     26
          1976 (Exhibit 4 to Form 10-K for fiscal year
          1986, File No. 0-464).

          Twenty-Seventh Supplemental indenture dated          26
          November 1, 1977; Twenty-Eighth Supplemental
          Indenture dated May 1, 1978; Twenty-Ninth
          Supplemental Indenture dated November 1, 1979
          (Exhibit 4 to Form 10-K for fiscal year 1989,
          File No. 0-464).

          Thirty-Fifth Supplemental Indenture dated as of      26
          November 1, 1992, covering First Mortgage 8.63%
          Bonds, Series DD. (Exhibit 4 to Form 10-Q dated September 30, 1992, File No. 0-464)

          Thirty-Sixth Supplemental Indenture dated as of      26
          May 1, 1993, covering First Mortgage 7.90% Bonds
          Series EE (Exhibit 4 to Form 10-Q dated
          June 30, 1993, File No. 0-464)

          Thirty-Seventh Supplemental Indenture dated as       26
          of September 1, 1993, covering First Mortgage
          6.95% Bonds, Series FF (Exhibit 4 to Form 10-Q dated September 30, 1993, File No. 0-464)

          Thirty-Eighth Supplemental Indenture dated as        26
          of October 15, 1993, covering First Mortgage 6.98%
          Bonds, Series GG (Exhibit 4 to Form 10-K for fiscal year 1994, File No. 0-464)


                                                      Sequential
                                                      Page Numbers
     Exhibit Number                                   in this Report


     10.  Material Contracts.

     10.1 Water Supply Contract between the Company            27
          and the County of Butte relating to the
          Company's Oroville District; Water Supply
          Contract between the Company and the Kern
          County Water Agency relating to the
          Company's Bakersfield District; Water
          Supply Contract between the Company and
          Stockton East Water District relating to the Company's Stockton District.
          (Exhibits 5(g), 5(h), 5(i), 5(j),
          Registration Statement No. 2-53678, which incorporates said exhibits by reference to Form 1O-K for fiscal year 1974, File No.
          0-464).

     10.2 Settlement Agreement and Master Water Sales          27
          Contract between the City and County of San
          Francisco and Certain Suburban Purchasers dated August 8, 1984; Supplement to
          Settlement Agreement and Master
          Water Sales Contract, dated August 8, 1984;
          Water Supply Contract between the Company and the City and County of San Francisco relating to the Company's Bear Gulch District dated
          August 8, 1984; Water Supply Contract
          between the Company and the City and County of San Francisco relating to the Company's
          San Carlos District dated August 8, 1984;
          Water Supply Contract between the Company and the City and County of San Francisco relating to the Company's San Mateo District dated August 8, 1984; Water Supply Contract between the Company and the City and County of San Francisco relating to the Company's
          South San Francisco District dated August 8,
          1984. (Exhibit 10.2 to Form l0-K for fiscal year 1984, File No. 0-464).

     10.3 Water Supply Contract dated January 27,              27
          1981, between the Company and the Santa
          Clara Valley Water District relating to
          the Company's Los Altos District
          (Exhibit 10.3 to Form 10-K for fiscal
          year 1992, File No. 0-464)

     10.4 Amendments No. 3, 6 and 7 and Amendment              27
          dated June 17, 1980, to Water Supply
          Contract between the Company and the
          County of Butte relating to the Company's
          Oroville District. (Exhibit 10.5 to Form
          10-K for fiscal year 1992, File No. 0-464)

                                                      Sequential
                                                      Page Numbers
Exhibit Number                                        in this Report


     10.5 Amendment dated May 31, 1977, to Water               28
          Supply Contract between the Company and
          Stockton-East Water District relating to the Company's Stockton District.
          (Exhibit 10.6 to Form 10-K for fiscal
          year 1992, File No. 0-464)

     10.6 Second Amended Contract dated September 25,          28
          1987 among the Stockton East Water District, the California Water Service Company, the
          City of Stockton, the Lincoln Village
          Maintenance District, and the Colonial Heights
          Maintenance District Providing for the Sale of
          Treated Water. (Exhibit 10.7 to Form 10-K for fiscal year 1987, File No. 0-464).

     10.7 Dividend Reinvestment Plan.  (Exhibit 10.8 to        28
          Form 10-Q dated March 31, 1994, File No. 0-464)

     10.8 Water Supply Contract dated April 19, 1927,          28
          and Supplemental Agreement dated June 5,
          1953, between the Company and Pacific Gas and Electric Company relating to the Company's Oroville District. (Exhibit 10.9 to Form 10-K for fiscal year 1992, File No.
          0-464)

     10.9 California Water Service Company Pension Plan        28
          (Exhibit 10.10 to Form 10-K for fiscal year
          1992, File No. 0-464)

    10.10 California Water Service Company Supplemental        28
          Executive Retirement Plan.  (Exhibit 10.11 to
          Form 10-K for fiscal year 1992, File No.0-464)

    10.11 California Water Service Company Salaried            28
          Employees' Savings Plan.  (Exhibit 10.12 to
          Form 10-K for fiscal year 1992, File
          No. 0-464)

    10.12 California Water Service Company                     28
          Directors Deferred Compensation Plan
          (Exhibit 10.13 to Form 10-K for fiscal
          year 1992, File No. 0-464)

    10.13 Board resolution setting forth                       28
          the terms of the retirement plan,
          as amended, for Directors of
          California Water Service Company
          (Exhibit 10.14 to Form 10-K for
          fiscal year 1992, File No. 0-464)

                                                      Sequential
                                                      Page Numbers
Exhibit Number                                        in this Report


    10.14 Registration statement on Form S-3,                 29
          dated September 8, 1994 regarding the
          sale of 550,000 shares of Registrant's
          common stock (filed with the Commission
          on September 8, 1994, Registration
          No. 33-55233, File No. 0-464)

    10.15 Water Supply Contract dated November 16, 1994,      30
          between the Company and Alameda County Flood
          Control and Water Conservation District
          relating to the Company's Livermore District


     13.  Annual Report to Security Holders, Form 10-Q         46
          or Quarterly Report to Security Holders:

          1994 Annual Report.  The sections of the
          1994 Annual Report which are incorporated by reference in this 10-K filing. This includes those sections referred to in
          Part II, Item 5, Market for Registrant's
          Common Equity and Related Shareholder
          Matters; Part II, Item 6, Selected
          Financial Data; Part II, Item 7,
          Management's Discussion and Analysis of
          Financial Condition and Results of
          Operations; and Part II, Item 8,
          Financial Statement and Supplementary
          Data.

     27.  Financial Data Schedule as of December 31, 1994      70



