Form 10-Q
period 1995-03-31
CALIFORNIA WATER SERVICE CO
filed 1995-05-11
CIK 16422

                   UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON, D.C. 20549
                                      FORM 10-Q
(Mark One)
 ___
|_X_|	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     	EXCHANGE ACT OF 1934

For the quarterly period ended   March 31, 1995

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
Common shares outstanding as of May 8, 1995 - 6,247,034
This Form 10-Q contains a total of 10 pages.

PART I - FINANCIAL INFORMATION

CALIFORNIA WATER SERVICE COMPANY

ITEM 1   FINANCIAL STATEMENTS          	             BALANCE SHEET
                                            MARCH 31, 1995     	Dec. 31, 1994
                                                      In Thousands

ASSETS

Utility plant                                     $565,174           $559,180
Less depreciation                                 (154,358)          (151,285)
Net utility plant                                  410,816            407,895
Current assets:
Cash and cash equivalents                              941              1,301
Accounts receivable                                 10,964             13,161
Unbilled revenue                                     4,791              5,992
Materials and supplies                               3,117              3,018
Taxes and other prepaid expenses                     3,643              3,927
Total current assets                                23,456             27,399
Regulatory assets                                   24,183             24,135
Other deferred charges                               4,745              4,799
                                                  $463,200           $464,228

CAPITALIZATION AND LIABILITIES

Capitalization:
Common shareholders' equity:
Common stock                                      $ 42,800           $ 42,800
Retained earnings                                   99,462            101,647
Total common shareholders' equity                  142,262            144,447
Preferred stock without mandatory
redemption provision                                 3,475              3,475
First mortgage bonds                               128,944            128,944
Total capitalization                               274,681            276,866
Current liabilities:
Short-term borrowings                                6,750              7,000
Accounts payable                                    12,159             12,231
Accrued expenses and other liabilities              11,487             10,897
Total current liabilities                           30,396             30,128
Unamortized investment tax credits                   3,265              3,265
Deferred income taxes                               12,733             12,445
Advances for construction                           92,573             92,190
Contributions in aid of construction                38,085             37,867
Regulatory liabilities                              11,467             11,467
                                                  $463,200           $464,228

                                                                            2
See accompanying notes on page 5

CALIFORNIA WATER SERVICE COMPANY
STATEMENT OF INCOME
                                                      March 31
                                                  1995         1994
                                                    In Thousands

FOR THE THREE MONTHS ENDED:
Operating revenue                              $30,416      $30,579
Operating expenses:
Operations                                      19,594       19,111
Maintenance                                      1,861        1,939
Depreciation                                     2,859        2,737
Federal income taxes                               523          756
State Income taxes                                 160          220
Property and other taxes                         1,734        1,652
                                                26,731       26,415
Net operating income                             3,685        4,164
Other income and expenses:
Interest and amortization on first
mortgage bonds                                   2,637        2,651
Other income and expenses, net                       9          118
                                                 2,646        2,769
Net income                                       l,039        1,395
Preferred dividends                                 38           38
Net income available for common stock          $ 1,001       $1,357

Weighted average shares outstanding              6,247        5,693
Earnings per share of common stock             $  0.16      $  0.24
Dividends per share of common stock            $  0.51   $ 0.49-1/2















                                                                            3

See accompanying notes on page 5

CALIFORNIA WATER SERVICE COMPANY
STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED:

                                                              In Thousands
                                                                 MARCH 31
                                                           1995          1994

Operating activities:
Net income                                             $  1,039      $  1,395
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation                                              2,859         2,737
Regulatory assets and liabilities, net                      (48)          (59)
Deferred income taxes and investment tax credits            288           397
Change in assets and liabilities:
Accounts receivable                                       2,197           784
Unbilled revenue                                          1,201         1,157
Materials and supplies                                      (99)          (18)
Taxes and other prepaid expenses                            284           388
Accounts payable                                            (72)          760
Accrued expenses and other liabilities                      590           696
Other changes, net                                          206           307
Net adjustments                                           7,406         7,149
Net cash provided by operating activities                 8,445         8,544
Investing activities:
Utility plant expenditures                               (6,177)       (6,131)
Financing activities:
Net short-term borrowings                                  (250)       (1,500)
Proceeds from issuance of common stock                        0           304
Advances for construction                                 1,149         1,281
Contributions in aid of construction                        465           421
Refunds of advances for construction                       (768)         (816)
Dividends                                                (3,224)       (2,854)
Net cash used for financing activities                   (2,628)       (3,164)
Change in cash and cash equivalents                        (360)         (751)
Cash and cash equivalents at start of period              1,301         1,461
Cash and cash equivalents at end of period             $    941      $    710



See accompanying notes on page 5
                                                                            4




Notes:
1. Due to the seasonal nature of the water business, the results for interim periods are not indicative of the results for a twelve month period.
2. The interim financial information is unaudited. In the opinion of management, the accompanying financial statements reflect all adjustments which are necessary to provide a fair statement of the results for the periods covered. The adjustments consist only of normal recurring adjustments.
3. Earnings per share are calculated on the weighted average number of common shares outstanding during the period and net income available for common stock as shown on the Statement of Income.
4. Refer to 1994 Annual Report on Form 10-K for a summary of signifi-cant accounting policies and detailed information regarding the financial statements.

PART I

Item 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF FIRST QUARTER OPERATIONS

Net income for the first quarter was $1,039,000, equivalent to $.16  per common share, a decline of $.08 from 1994's $.24 per share. The decrease in net income was primarily attributable to unusually heavy rainfall during the first quarter this year, compared to less than normal precipitation in the prior year's first quarter. Operating revenue decreased $163,000 to $30,416,000. The heavy rainfall caused a seven percent decline in average consumption to 47.3 Ccf., resulting in $1,655,000 less revenue. This decline was partially offset by additional revenue due to customer rate changes totaling $1,327,000, and $165,000 from new customers. At quarter end there were 365,700 customers, a 2,450 increase from March 31, 1994.
Operating expenses increased $316,000.  Water production was 14,812 million
gallons equal to 89% of 1994's first quarter production.   Water production
costs, consisting of purchased water, purchased power and pump taxes, decreased $420,000 or four percent during the quarter because of reduced customer usage. The decrease in production costs would have been greater except for increases in some wholesalers' water delivery costs and an increased pump tax rate in the Bakersfield district.
Other operations expense increased 10% or $903,000 during the quarter due primarily to increases in payroll and related benefits, and increased postage costs.
Income taxes declined $293,000 because of lower taxable income. Other taxes increased $82,000 due to increased payroll taxes resulting from higher wages paid and an increase in some city franchise fees and business licenses.

LIQUIDITY

Total interest expense decreased $55,000. Interest and amortization on first mortgage bonds decreased $14,000 during the quarter due to a reduction in the principal amount of first mortgage bonds outstanding. The principal reduction resulted from required bond sinking fund payments made in the fourth quarter of 1994. Short term borrowings under the Company's bank line of credit were less during the first quarter of 1995 than in 1994 resulting in a $41,000 decline in interest expense. There was $6,750,000 outstanding under the $30 million bank credit line at March 31, 1995 compared to $13,500,000 at the end of the first quarter in 1994.
The Company plans to issue $20 million of senior notes during the fourth quarter. The Company currently has California Public Utilities Commission (Commission) authorization to issue up to $20 million of first mortgage bonds and will file for modification of that authorization so that senior notes may be issued.

WATER SUPPLY

California's water supply will be more than adequate for 1995 because of this winter's heavy precipitation. Some areas of the state have received nearly double normal precipitation. Groundwater aquifers, which supply about half of the Company's water, have benefited from the rainfall. Storage in state reservoirs is above average. It is anticipated that there will be storage carryover from this year into 1996.

REGULATORY MATTERS

In early February, hearings before the Commission regarding the 1994 rate case filings were completed. The rate cases involved six districts, representing 15 percent of the Company's customers. While the Company has requested a 12 percent rate of return, the Commission staff has recommended
10.9 percent.  A decision from the full Commission is anticipated in June.
The Company is planning to file 1995 rate cases for five districts representing 47 percent of the total customers. Hearing for this series of rate cases are anticipated to be held in early 1996 with a decision from the Commission expected by mid 1996.

PART II OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

	(a)	Exhibits required to be filed by Item 601 of Regulation S-K.
    	None

	(b)	No reports on Form 8-K have been filed during the quarter ended
	    March 31, 1995.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CALIFORNIA WATER SERVICE COMPANY
Registrant

/s/  Gerald F. Feeney
     Gerald F. Feeney
     Vice President, Chief Financial Officer
     and Treasurer

May 8, 1995