Form 10-Q
period 1995-06-30
CALIFORNIA WATER SERVICE CO
filed 1995-08-04
CIK 16422

                   UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON, D.C. 20549
                                      FORM 10-Q
(Mark One)
 ___
|_X_|	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     	EXCHANGE ACT OF 1934

For the quarterly period ended   June 30, 1995

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
Common shares outstanding as of July 28, 1995 - 6,247,034
This Form 10-Q contains a total of 12 pages.

                                                                          1

PART I - FINANCIAL INFORMATION

                     CALIFORNIA WATER SERVICE COMPANY

ITEM 1 FINANCIAL STATEMENTS   BALANCE SHEET
                                             JUNE 30, 1995   Dec. 31, 1994
                                                     In Thousands
       ASSETS

Utility plant                                $570,995          $559,180
Less depreciation                            (157,030)         (151,285)
       Net utility plant                      413,965           407,895
Current assets:
  Cash and cash equivalents                     1,185             1,301
  Accounts receivable                          13,587            13,161
  Unbilled revenue                              6,242             5,992
  Materials and supplies                        3,004             3,018
  Taxes and other prepaid expenses              2,894             3,927
       Total current assets                    26,912            27,399
Regulatory assets                              24,230            24,135
Other deferred charges                          4,681             4,799
                                             $469,788          $464,228

  CAPITALIZATION AND LIABILITIES

Capitalization:
  Common shareholders' equity:
    Common stock                             $ 42,800          $ 42,800
    Retained earnings                          99,705           101,647
       Total common shareholders' equity      142,505           144,447
  Preferred stock without mandatory
   redemption provision                         3,475             3,475
  First mortgage bonds                        128,944           128,944
       Total capitalization                   274,924           276,866
Current liabilities:
  Short-term borrowings                        10,000             7,000
  Accounts payable                             14,384            12,231
  Accrued expenses and other liabilities       11,562            10,897
       Total current liabilities               35,946            30,128
Unamortized investment tax credits              3,265             3,265
Deferred income taxes                          12,657            12,445
Advances for construction                      93,282            92,190
Contributions in aid of construction           38,247            37,867
Regulatory liabilities                         11,467            11,467
                                             $469,788          $464,228

See accompanying notes on page 5                                      2


                 CALIFORNIA WATER SERVICE COMPANY
                        STATEMENT OF INCOME
                                                     June  30
                                                 1995        1994
                                                   In Thousands
      FOR THE THREE MONTHS ENDED:

Operating revenue                             $40,371     $40,147
Operating expenses:
  Operations                                   25,493      24,445
  Maintenance                                   1,847       1,769
  Depreciation                                  2,859       2,735
  Federal income taxes                          1,834       2,117
  State Income taxes                              543         635
  Property and other taxes                      1,634       1,554
                                               34,210      33,255
      Net operating income                      6,161       6,892
Other income and expenses:
  Interest and amortization on first
    mortgage bonds                              2,637       2,655
  Other income and expenses, net                   57         167
                                                2,694       2,822
      Net income                                3,467       4,070
Preferred dividends                                38          38
Net income available for common stock         $ 3,429      $4,032
Weighted average shares outstanding             6,247       5,697
Earnings per share of common stock            $  0.55     $  0.71
Dividends per share of common stock           $  0.51  $ 0.49-1/2

      FOR THE SIX MONTHS ENDED:

Operating revenue                            $ 70,787    $ 70,726
Operating expenses:
  Operations                                   45,087      43,556
  Maintenance                                   3,709       3,709
  Depreciation                                  5,718       5,472
  Federal income taxes                          2,357       2,873
  State income taxes                              703         855
  Property and other taxes                      3,367       3,205
                                               60,941      59,670
      Net operating income                      9,846      11,056
Other income and expenses:
  Interest and amortization on first
    mortgage bonds                              5,274       5,305
  Other income and expenses, net                   66         286
                                                5,340       5,591
  Net income                                    4,506       5,465
Preferred dividends                                76          76
Net income available for common stock        $  4,430    $  5,389
Weighted average shares outstanding             6,247       5,695
Earnings per share of common stock           $    .71    $    .95
Dividends per share of common stock          $   1.02    $    .99




See accompanying notes on page 5                                     3


                     CALIFORNIA WATER SERVICE COMPANY
                          STATEMENT OF CASH FLOWS
                         FOR THE SIX MONTHS ENDED:

                                                         In Thousands
                                                           JUNE  30
                                                      1995          1994

Operating activities:
  Net income                                       $  4,506       $  5,465
  Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depreciation                                      5,718          5,472
    Regulatory assets and liabilities, net              (95)          (118)
    Deferred income taxes and investment tax credits    211            240
    Change in assets and liabilities:
      Accounts receivable                              (426)        (2,567)
      Unbilled revenue                                 (250)          (117)
      Materials and supplies                             14           (143)
      Taxes and other prepaid expenses                1,034          1,078
      Accounts payable                                2,153          2,709
      Accrued expenses and other liabilities            665           (661)
      Other changes, net                                323            405
         Net adjustments                              9,347          6,298
         Net cash provided by operating activities   13,853         11,763
Investing activities:
  Utility plant expenditures                        (12,492)       (12,925)
Financing activities:
  Net short-term borrowings                           3,000          3,800
  Proceeds from issuance of common stock                  0            304
  Advances for construction                           2,791          3,198
  Contributions in aid of construction                  876          1,163
  Refunds of advances for construction               (1,696)        (1,790)
  Dividends                                          (6,448)        (5,712)
         Net cash used for financing activities      (1,477)           963
Change in cash and cash equivalents                    (116)          (199)
Cash and cash equivalents at start of period          1,301          1,461
Cash and cash equivalents at end of period         $  1,185       $  1,262








See accompanying notes on page 5                                          4





Notes:

1. Due to the seasonal nature of the water business, the results for interim periods are not indicative of the results for a twelve month period.
2. The interim financial information is unaudited. In the opinion of management, the accompanying financial statements reflect all adjustments which are necessary to provide a fair statement of the results for the periods covered. The adjustments consist only of normal recurring adjustments.
3. Earnings per share are calculated on the weighted average number of common shares outstanding during the period and net income available for common stock as shown on the Statement of Income.
4. Refer to 1994 Annual Report on Form 10-K for a summary of significant accounting policies and detailed information regarding the financial statements.

                                                                           5

PART I  FINANCIAL INFORMATION

Item 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF SECOND QUARTER OPERATIONS

For the second quarter net income was $3,467,000 equivalent to $.55 per common share, a decline of $.16 from the $.71 earned in 1994. The decrease in net income was primarily attributable to unusually heavy rainfall and cool weather during the spring months this year which caused a decrease in consumption, compared to last year when there was less than normal precipitation which resulted in increased consumption during the second quarter. Average consumption per metered customer declined six percent.
The $224,000 increase in operating revenue is accounted for in the following table:

General and step rate increases	           $   586,000
Offset rate increases                        1,032,000
Total rate increases                         1,618,000

Reduced consumption                         (1,596,000)
Usage by 2,239 new customers                   202,000
Net revenue increase                       $   224,000

Water production for the quarter was equal to 90 percent of 1994's second quarter. During the quarter, 50% of the supply was pumped from wells, 49% purchased and 1% from the Company's watershed in the Bear Gulch district.


                                                                         6

Despite the reduced production, net water production costs, which includes purchased water, purchased power and pump taxes, increased $472,000 or 3 %
due to rate increases for purchased water and pump taxes which became effective since last year in certain districts. Purchased water rate increases included a 7% increase by wholesale suppliers serving the four Los Angeles area districts, a 19% increase by San Francisco Water Department which supplies three districts on the San Francisco Peninsula, a 49% increase by Kern County Water Agency supplying the Bakersfield district and a 19% increase by Stockton East Water District which provides Stockton's wholesale water. Pump tax rates were increased 50% in Bakersfield and 11% in the Los Angeles districts. The components of water production expense and the changes from last year are shown in the table below:
                               Second Quarter           Dollar      Percent
                                    1995 Cost           Change       Change
Purchased water	                  $11,103,000          386,000            4
Purchased power	                    3,176,000         (237,000)          (7)
Pump taxes                            970,000          323,000           50
Total                              15,249,000          472,000            3

Other operations expense increased $576,000, primarily due to a 3.5% general wage increase which was effective January 1 and increases in related employee benefits.

Federal and state income taxes decreased $375,000 because of reduced taxable income.

                                                                          7

REGULATORY MATTERS

The California Public Utilities Commission (Commission) is expected to issue a decision in mid-August on the 1994 rate case series. The decision, effecting six districts and representing about 15 percent of total customers, had been expected in late spring. The Commission's original draft decision would authorize a 10.9 % return on equity, however, an alternate decision has been introduced which would authorize an 11.05 % return on equity with $1,378,000 additional revenue in 1995 and step rate increases totaling $1,558,000 spread over 1996 through 1998.

The Commission authorized a $2,158,000 increase in the Palos Verdes district's rates to recover undercollections in the district's expense balancing account and to offset purchased water costs. The increase became effective in July.

In July, the Company filed the 1995 rate case series with the Commission.
The filing involves five districts which represent about 47% of total customers. The Company's total revenue increase request is $26,000,000 based on a 12.1 percent return on equity. The revenue increase would be spread over a four year period with $8,000,000 requested for 1996 and an additional $6,000,000 in each year 1997 through 1999. The Commission has not set hearing dates, but a decision would be anticipated in mid 1996.

                                                                         8

LIQUIDITY

The Company's 1995 capital improvement budget of $20.7 million is being temporarily financed through short-term borrowings under a $30 million bank line of credit. The line of credit was renewed in April for a two year period, expiring in April 1997. Short-term borrowings, which are also used to meet seasonal cash requirements, totaled $10 million at June 30, 1995. Permanent financing will be provided by cash from operation and the sale of senior notes.

During June, the Company received commitments from two institutional investors to purchase a total of $20 million of the Company's 30 year, Series A, 7.28% Senior Notes. It is anticipated, that the financing will be completed in August after the Company receives Commission authorization to issue senior notes.

Effective with the August 1995 dividend, new shares will be issued to satisfy the requirement for shares acquired through the Company's Dividend Reinvestment Plan (Plan). The Company had been purchasing shares on the open market for reissue under the Plan. About 10.7 % of the outstanding shares participate in the Plan.


WATER SUPPLY

Because of this year's heavy winter rains, California's water supply is adequate to meet the 1995 demand. Storage in state reservoirs is above average and it is expected that there will be a storage carryover from this year into 1996.

                                                                          9

PART II   OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

(a) The annual meeting of shareholders of California Water Service Company was held at the Company's executive office in San Jose, California on April 19, 1995.

(b) At the annual shareholders meeting, a board of directors was elected for the ensuing year. All directors nominated were elected:

         William E. Ayer                   Robert W. Foy
         Edward D. Harris, Jr., M. D.      Donald L. Houck
         Robert K. Jaedicke                Linda R. Meier
         C. H. Stump                       Edwin E. van Bronkhorst
         J. W. Weinhardt

(c) Two matters were voted on at the meeting: (1) election of directors for the ensuing year and (2) ratification of the Company's selection of independent auditors for 1995.

   	(1)  Tabulation of votes for the election of directors was:

                                             For            Withheld
          William E. Ayer              6,135,660              53,740
          Robert W. Foy                6,147,586              41,814
          Edward D. Harris, Jr., M. D. 6,135,555              53,845
          Donald L. Houck              6,142,727              46,673
          Robert K. Jaedicke           6,134,519              54,881
          Linda R. Meier               6,116,979              72,421
          C. H. Stump                  6,145,957              43,443
          Edwin E. van Bronkhorst      6,137,868              51,532
          J. W. Weinhardt              6,125,352              64,048


                                                                        10

 (2) KPMG Peat Marwick was elected to serve as independent auditors for 1995. There were 6,087,715 votes cast in favor of KPMG Peat Marwick, 38,923 votes against and 62,762 abstentions.

Item 6.  Exhibits and Reports on Form 8-K

 (a) Exhibits required to be filed by Item 601 of Regulation S-K.
     None

 (b) No reports on Form 8-K have been filed during the quarter ended June 30, 1995.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          CALIFORNIA WATER SERVICE COMPANY
                                                  Registrant


                                    /s/ Gerald F. Feeney
August 3, 1995                          Gerald F. Feeney
                                        Vice President, Chief Financial Officer
                                        and Treasurer