Form 10-Q
period 1995-09-30
CALIFORNIA WATER SERVICE CO
filed 1995-11-13
CIK 16422

                   UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON, D.C. 20549
                                      FORM 10-Q
(Mark One)
 ___
|_X_|	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     	EXCHANGE ACT OF 1934

For the quarterly period ended   September 30, 1995

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
Common shares outstanding as of October 31, 1995 - 6,258,729
This Form 10-Q contains a total of 72 pages.

                      PART I - FINANCIAL INFORMATION

                     CALIFORNIA WATER SERVICE COMPANY

ITEM 1 FINANCIAL STATEMENTS   BALANCE SHEET
                                            SEPT. 30, 1995   Dec. 31, 1994
                                                     In Thousands
       ASSETS

Utility plant                                $576,741          $559,180
Less depreciation                            (159,818)         (151,285)
       Net utility plant                      416,923           407,895
Current assets:
  Cash and cash equivalents                    15,743             1,301
  Accounts receivable                          15,989            13,161
  Unbilled revenue                              8,366             5,992
  Materials and supplies                        2,730             3,018
  Taxes and other prepaid expenses              5,661             3,927
       Total current assets                    48,489            27,399
Regulatory assets                              24,277            24,135
Other deferred charges                          4,617             4,799

                                             $494,306          $464,228

  CAPITALIZATION AND LIABILITIES

Capitalization:
  Common shareholders' equity:
    Common stock                             $ 43,154          $ 42,800
    Retained earnings                         102,953           101,647
       Total common shareholders' equity      146,107           144,447

  Preferred stock without mandatory
   redemption provision                         3,475             3,475
  Long term debt                              148,944           128,944

       Total capitalization                   298,526           276,866

Current liabilities:
  Short-term borrowings                             0             7,000
  Accounts payable                             17,357            12,231
  Accrued expenses and other liabilities       19,220            10,897
       Total current liabilities               36,577            30,128

Unamortized investment tax credits              3,265             3,265
Deferred income taxes                          12,549            12,445
Advances for construction                      93,403            92,190
Contributions in aid of construction           38,519            37,867
Regulatory liabilities                         11,467            11,467

                                             $494,306          $464,228

                                                                      2
See accompanying notes on page 5

                 CALIFORNIA WATER SERVICE COMPANY
                        STATEMENT OF INCOME
                                                     Sept. 30
                                                 1995        1994
                                                   In Thousands
      FOR THE THREE MONTHS ENDED:

Operating revenue                             $53,276     $50,303
Operating expenses:
  Operations                                   33,008      30,848
  Maintenance                                   2,000       2,192
  Depreciation                                  2,859       2,748
  Federal income taxes                          3,447       3,118
  State Income taxes                            1,018         920
  Property and other taxes                      1,848       1,747
                                               44,180      41,573
      Net operating income                      9,096       8,730
Other income and expenses:
  Interest and amortization on
    long term debt                              2,791       2,653
  Other income and expenses, net                 (167)        220
                                                2,624       2,873
      Net income                                6,472       5,857
Preferred dividends                                38          38
Net income available for common stock         $ 6,434     $ 5,819
Weighted average shares outstanding             6,253       5,709
Earnings per share of common stock            $  1.03     $  1.02
Dividends per share of common stock           $  0.51  $ 0.49-1/2

      FOR THE NINE MONTHS ENDED:

Operating revenue                            $124,063    $121,029
Operating expenses:
  Operations                                   78,095      74,404
  Maintenance                                   5,708       5,901
  Depreciation                                  8,577       8,220
  Federal income taxes                          5,804       5,991
  State income taxes                            1,721       1,775
  Property and other taxes                      5,215       4,952
                                              105,120     101,243
      Net operating income                     18,943      19,786
Other income and expenses:
  Interest and amortization on
    long term debt                              8,065       7,958
  Other income and expenses, net                 (101)        506
                                                7,964       8,464
  Net income                                   10,979      11,322
Preferred dividends                               114         114
Net income available for common stock        $ 10,865    $ 11,208
Weighted average shares outstanding             6,249       5,700
Earnings per share of common stock           $   1.74    $   1.97
Dividends per share of common stock          $   1.53   $1.48-1/2

See accompanying notes on page 5                                3

                     CALIFORNIA WATER SERVICE COMPANY
                          STATEMENT OF CASH FLOWS
                        FOR THE NINE MONTHS ENDED:

                                                         In Thousands
                                                           Sept. 30
                                                      1995          1994

Operating activities:
  Net income                                       $ 10,979       $ 11,322
  Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depreciation                                      8,577          8,220
    Regulatory assets and liabilities, net             (142)          (142)
    Deferred income taxes and investment tax credits    103            335
    Change in assets and liabilities:
      Accounts receivable                            (2,827)        (3,923)
      Unbilled revenue                               (2,375)          (563)
      Materials and supplies                            288           (175)
      Taxes and other prepaid expenses               (1,734)        (1,328)
      Accounts payable                                5,126          3,609
      Accrued expenses and other liabilities          8,323          5,780
      Other changes, net                                944            637

         Net adjustments                             16,283         12,450

         Net cash provided by operating activities   27,262         23,772

Investing activities:
  Utility plant expenditures                        (18,716)       (20,835)

Financing activities:
  Net short-term borrowings                          (7,000)       (15,000)
  Proceeds from issuance of senior notes             20,000              0
  Proceeds from issuance of common stock                  0         17,863
  Advances for construction                           3,870          4,429
  Contributions in aid of construction                1,370          1,459
  Refunds of advances for construction               (2,671)        (2,766)
  Dividends                                          (9,673)        (8,571)

         Net cash provided by financing activities    5,896         (2,586)

Change in cash and cash equivalents                  14,442            351
Cash and cash equivalents at start of
  period                                              1,301          1,461

Cash and cash equivalents at end of
  period                                           $ 15,743       $  1,812


                                                                         4

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

Item 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF THIRD QUARTER OPERATIONS

Third quarter net income was $6,472,000 equivalent to $1.03 per common share, a one cent increase from the $1.02 earned in 1994's third quarter. During this year's third quarter, there were 6,253,000 weighted average common shares outstanding, compared to 5,709,000 last year, resulting in a decrease in earnings per share. The increase in the weighed average common shares outstanding was primarily due to the sale of 550,000 shares in September 1994.

Operating revenue increased $2,973,000 from 1994 to $53,276,000. The increase in operating revenue is accounted for in the following table:

General and step rate increases        $  688,000
Offset rate increases                   1,064,000
Total rate increases                    1,752,000
Increased consumption                   1,019,000
Usage by 1,897 new customers              202,000
Net revenue increase                   $2,973,000

Water production for the quarter was 2% above last year's level. Well production provided 45% of the supply with 55% purchased from wholesale suppliers. Water production cost, which includes purchased water, purchased power and pump taxes, increased $1,630,000 or 8% due to the additional production and rate increases for purchased water in certain districts which became effective since last year. Districts with purchased water wholesale rate increases included East Los Angeles with 6%, a 15% increase in Hermosa Redondo and Palos Verdes, an 8% increase in Livermore and a 4% increase in Stockton. Pump tax rates were increased 50% in Bakersfield and 11% in the Los Angeles districts. The components of water production expense and the changes from last year are shown in the table below:
                           Third Quarter       Dollar  Percent
                               1995 Cost       Change   Change
Purchased water              $15,516,000   $1,666,000       12
Purchased power                5,335,000      115,000        2
Pump taxes                     1,498,000     (151,000)      (9)
Total                        $22,349,000   $1,630,000        8

Other operations expense increased $530,000, primarily due to a 3.5% general wage increase which was effective January 1 and increases in related employee benefits.

Federal and state income taxes increased $427,000 because of greater taxable income. Interest on long term debt increased $140,000 due to the sale of the Series A senior notes. Short-term borrowings were reduced with proceeds from the note sale, resulting in a decrease in short-term interest expense of about $200,000.

REGULATORY MATTERS

In August, the Company was granted an 11.05% return on common equity by the California Public Utilities Commission (Commission). The decision, effecting six districts and representing about 15% of total customers, had been expected in late spring. Additional revenue expected from the decision is $1,378,000 during the twelve months subsequent to the decision, followed by step rate increases totaling $1,558,000 distributed over 1996 through 1998.

In July, the Company filed the 1995 rate case series with the Commission.
The filing involves five districts which represent about 45% of total customers. The Company's total revenue increase request is $26,000,000 based on a 12.1 percent return on equity. The revenue increase would be spread over a four year period with $8,000,000 requested for 1996 and an additional $6,000,000 in each year 1997 through 1999. A decision is anticipated in mid 1996.

LIQUIDITY

In August, the Company completed the sale of $20,000,000 Series A 7.28%
30 year Senior Notes. Proceeds from the issue were used to repay outstanding short-term borrowings under the Company's bank line of credit of $6,000,000 with the balance invested in short-term U. S. Government securities. The remaining proceeds will be used to fund a portion of the Company's 1995 $20.7 million capital improvement budget, and on November 1, to redeem upon maturity the outstanding $2,565,000 Series J first mortgage bonds and to satisfy first mortgage bonds sinking fund requirements. Additional funding for this year's construction budget will be provided by operations.

On August 15, 1995, the third quarter common dividend was paid at $.51 per share. Under the Company's Dividend Reinvestment Plan (Plan), 11,695 new common shares were issued to shareholders who elected to reinvest their dividend in additional shares. Shares needed by the Plan for this year's first and second quarter dividends had been acquired by cash purchases on the open market and redistributed of the purchased shares to the Plan's participating shareholders. About 10.7% of the outstanding shares participate in the Plan. It is the Company's intention to continue to issue new shares to satisfy future quarterly Plan requirements. The change to issuing new shares under the Plan will reduce quarterly cash required to fund dividend payments by about $350,000. Issuance of the additional shares will have a dilutive effect in earnings per share calculations and upon existing equity of shareholders not participating in the Plan.

The Company was awarded a contract by the City of Menlo Park to provide meter reading, billing and customer service to the City's 3,900 water customers. Service under the contract commenced October 1, 1995. The Company expects to receive about $175,000 annually from the contract.

WATER SUPPLY

The Company believes that its various sources of water supply are adequate to meet customer demand for the remainder of the year. Storage in state reservoirs is above average and it is expected that there will be an above average storage carryover from this year into 1996.

PART II   OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

 (a) Exhibits required to be filed by Item 601 of Regulation S-K

                                                              Sequential
     Exhibit                                                Page Numbers
     Number   Description                                 in this report


        4     Note Agreement dated August 15, 1995                   11
              pertaining to issuance of $20,000,000
              7.28% Series A Senior Notes, Due
              November 1, 2025

     10.16    $30,000,000 Business Loan Agreement                    65
              between California Water Service
              Company and Bank of America

 (b) No reports on Form 8-K have been filed during the quarter ended September 30, 1995.



SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           CALIFORNIA WATER SERVICE COMPANY
                                                       Registrant


                                      /s/   Gerald F. Feeney

November 3, 1995                      Gerald F. Feeney
                                      Vice President, Chief Financial Officer
                                      and Treasurer