Form 10-K405
period 1995-12-31
CALIFORNIA WATER SERVICE CO
filed 1996-03-25
CIK 16422

Total Number of Pages - 31
            UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1995
			       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from .............to....................
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

The aggregate market value of the voting stock held by nonaffiliates of the Registrant - $219,000,945 at February 29, 1996.

Common stock outstanding at February 29, 1996 - 6,279,597 shares.

EXHIBIT INDEX

The exhibit index to this Form 10-K is on page  28

DOCUMENTS INCORPORATED BY REFERENCE

     Designated portions of Registrant's Annual Report to
Shareholders for the calendar year ended December 31, 1995 ("1995
Annual Report") are incorporated by reference in Part I (Item 1),
Part II (Items 5, 6, 7 and 8) and in Part IV (Item 14(a)(1)).

     Designated portions of the Registrant's Proxy Statement dated March 13, 1996, relating to the 1996 annual meeting of shareholders ("Proxy Statement") are incorporated by reference in
Part III (Items 10, 11 and 12) as of the date the Proxy Statement was filed with the Securities and Exchange Commission.



TABLE OF CONTENTS


                                               Page
PART I

Item  1. Business............................     5
      a. General Development of Business.....     5
         Regulation and Rates................     5
  	   b. Financial Information about
           Industry Segments.................     7
      c. Narrative Description of Business...     7
         Geographical Service Areas and Number
           of Customers at year-end..........     8
         Water Supply........................     9
         Non Regulated Operations............    12
         Utility Plant Construction Program
           and Acquisitions..................    12
         Quality of Supplies.................    13
         Competition and Condemnation........    14
         Environmental Matters ..............    14
         Human Resources.....................    15

      d. Financial Information about Foreign and
         Domestic Operations and Export Sales    15

Item  2. Properties .........................    15

Item  3. Legal Proceedings...................    16

Item  4. Submission of Matters to a Vote of
         Security Holders....................    16

Executive Officers of the Registrant.........    17

PART II

Item  5. Market for Registrant's Common Equity
         and Related Stockholder Matters.....    18

Item  6. Selected Financial Data.............    18

Item  7. Management's Discussion and Analysis of
         Financial Condition and Results
         of Operations.......................    19

Item  8. Financial Statements and
           Supplementary Data................    19

Item  9. Changes in and Disagreements with Accountants
           on Accounting and Financial
           Disclosure.......................     19

PART III

Item 10. Directors and Executive Officers
           of the Registrant.................    19

Item 11. Executive Compensation..............    19

Item 12. Security Ownership of Certain
           Beneficial Owners and Management..    19

Item 13. Certain Relationships and Related
           Transactions......................    20


PART IV

Item 14. Exhibits, Financial Statement Schedules,
           and Reports on Form 8-K...........    21

Signatures...................................    23

Independent Auditors' Report.................    25

Schedules....................................    26

Exhibit Index................................    27

PART I

Item 1   Business

a.  General Development of Business.

California Water Service Company (the "Company") is a public utility water company which owns and operates 20 water systems serving 38 cities and communities in California with an estimated population of more than 1,500,000. At December 31, 1995 there were 367,100 active accounts of which 289,200 were metered accounts and 77,900 were flat rate accounts.

The Company also operates under contracts several municipally owned water systems and has several other contracts under which it provides various billing services to municipalities. See
Item 1.c. herein entitled "Non Regulated Operations".

The Company, the largest investor-owned water company in California, was incorporated under the laws of the State of California on December 21, 1926. Its principal executive offices are located at 1720 North First Street, San Jose, California, and its mailing address is Post Office Box 1150, San Jose, California 95108 (telephone number:1-408-451-8200).

Since April 8, 1994 the Company's Common Stock has traded on the New York Stock Exchange under the symbol CWT. The
Company's stock was previously traded in the over-the-counter market and quoted by the National Association of Securities
Dealers Automated Quotation System (NASDAQ) under the symbol CWTR.

During the fiscal year ended December 31, 1995 (the "1995 fiscal year"), there were no significant changes in the kind of products produced or services rendered by the Company, or in the Company's markets or methods of distribution.

Rates and Regulations

The Company is subject to regulation of its rates, service and other matters affecting its public utility business by the Public Utilities Commission of the State of California ("Commission" or "PUC"). The Commission's decisions and the timing of those decisions can have an important impact on Company operations and results of operations.

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

The Commission requires that water rates for each Company operating district be determined independently. Each year the Company attempts to file general rate case applications (typically requesting seeking rate increases) for approximately one-third of its operating districts although the number of customers covered by each filing may vary significantly based on the size of the operating districts included.

According to its rate case processing procedures for water utilities, the Commission attempts to issue decisions within eight months of acceptance of the general rate case application. Rates are set prospectively for a three-year period, with a provision for step increases, which are designed to maintain the authorized rate of return. Offset rate adjustments are also allowed as required for changes in purchased water, power and pump tax costs.

During 1995, general rate case applications were filed with the Commission for five districts serving 47 percent of the Company's customers. The applications requested a rate of return on common equity of 12.1 percent and additional revenue of $26,700,000 over a four year period.
The Commission staff recommended a rate of return of 9.9 percent, but stipulated to 10.3 percent in January 1996. The Commission's final decision is anticipated in June 1996. Although there can be no assurance that the Commission will approve the stipulation agreement, the Company expects the Commission will do so. Once effective, the decision is expected to increase 1996 revenue by $5,500,000 with additional step rate increases of $1,218,000 in 1997, and $1,348,000 in 1998 and $1,416,000 in 1999. Additionally, increases of $2,327,000 for offset and step rate increases included in the rate application were effective January 1, 1996.

In August 1995, the Commission issued a decision on general rate cases filed in July 1994 for six districts representing 15 percent of the Company's total customers. This decision authorized a return on common equity of 11.05 percent for additional revenue of $1,378,000 in 1995 with a step increase of $536,000 in 1996, $510,000 in 1997 and $510,000 in 1998.

Also in 1995, the Commission authorized offset rate increases of $2,832,000 and $1,152,800 for under collections in the Company's expense balancing account related primarily to water production costs.

In August 1995, Governor Wilson signed Senate Bill 1025 into law. The new legislation enables the Company to reinvest the proceeds from the sale of surplus real property into new plant, so long as it does so within eight years from the date of sale. Previously the proceeds from the sale of surplus property were required to be distributed to ratepayers or split between ratepayers and shareholders.


In January 1995 a consultant retained by the Commission's Division of Ratepayer Advocates delivered a report on the reasonableness of the Second Amended Contract between the Company, Stockton-East Water District, the City of Stockton and San Joaquin County, pertaining to the sale and delivery of water to the Company's Stockton District by the Stockton-East Water District. The report alleges that the Company was required to receive prior Commission approval before entering into the Second Amended Contract and furthermore challenges the reasonableness of the Second Amended Contract for ratemaking purposes. However the report does not include specific ratemaking recommendations. It is difficult to assess the potential impact on the Company if the report were to be adopted by the Commission. However, the Company anticipates that if there is any adverse financial impact as a result of the report, such impact would be prospective, affecting only future rates for the Stockton district. Hearings have not yet been scheduled on the report by the assigned administrative law judge. Following hearings at which the Company intends to present evidence to rebut the report, the assigned administrative law judge will render a proposed decision for comment and then Commission consideration. The management of the Company intends to vigorously defend its position that the Second Amended Contract did not require prior Commission approval and is reasonable for ratemaking purposes.

b.  Financial Information about Industry Segments.

The Company has only one business segment.

c.  Narrative Description of Business.

The business of the Company consists of the production, purchase, storage, purification, distribution and sale of water for domestic, industrial, public, and irrigation uses, and for fire protection. The Company's business fluctuates according to the demand for water, which is partially dictated by seasonal conditions, such as summer temperatures or the amount and timing of precipitation during the year. The Company holds such franchises or permits in the communities it serves as it judges necessary to operate and maintain its facilities in the public streets. The Company distributes its water to customers in accordance with accepted water utility methods, which include pumping from storage and gravity feed from high elevation reservoirs.

The Company has various contracts under which it operates three municipally owned water systems and two reclaimed water distribution systems and provides billing services for certain cities.


Geographical Service Areas and Number of Customers at year-end.

The principal markets for the Company's products are users of water within the Company's service areas. The Company's geographical service areas and the approximate number of customers served in each at December 31, 1995, are as follows:

SAN FRANCISCO BAY AREA
Mid-Peninsula (San Mateo and San Carlos)                               35,500
South San Francisco (including Colma and Broadmoor)                    15,300
Bear Gulch (including Menlo Park, Atherton, Woodside
and Portola Valley)                                                    17,200
Los Altos (including Los Altos and portions of Cupertino,
Los Altos Hills, Mountain View and Sunnyvale)                          17,900
Livermore                                                              15,200
                                                                      101,100

SACRAMENTO VALLEY
Chico (including Hamilton City)                                        21,000
Oroville                                                                3,500
Marysville                                                              3,800
Dixon                                                                   2,700
Willows                                                                 2,200
                                                                       33,200

SALINAS VALLEY
Salinas                                                                23,100
King City                                                               1,900
                                                                       25,000

SAN JOAQUIN VALLEY
Bakersfield                                                            54,300
Stockton                                                               40,800
Visalia                                                                26,700
Selma                                                                   4,700
                                                                      126,500

LOS ANGELES AREA
East Los Angeles (including portions of City of Commerce
and Montebello)                                                        26,300
Hermosa Beach and Redondo Beach (including
a portion of Torrance)                                                 24,900
Palos Verdes (including Palos Verdes Estates, Rancho Palos Verdes,
Rolling Hills Estates and Rolling Hills)                               23,400
Westlake (a portion of Thousand Oaks)                                   6,700
                                                                       81,300

TOTAL                                                                 367,100


Water Supply

The Company's water supply is obtained from wells, surface runoff or diversion and by purchase from public agencies and other wholesale suppliers. The effects of the six year California drought (which ended after the 1992-93 winter) and 1995 and 1996 winter rains are discussed below. Except for periods of drought, the Company in the past has had adequate water supplies to meet the existing requirements of its service areas. During drought periods, some districts have experienced water rationing.

The Company's water business is seasonal in nature and weather conditions can have a pronounced effect on customer usage and operating revenues. Customer demand usually is less during the normally cooler and rainy winter months, increasing in the spring when warmer weather generally returns to California and the rains end. Summer temperatures and warm weather result in increased demand. Water usage declines during the fall as temperatures decrease and the rainy season approaches.

California's rainy season usually begins in November and continues through March with December, January and February providing the most rainfall. During winter months reservoirs and underground aquifers are replenished by rainfall. Snow accumulation in the mountain provides an additional water source when spring and summer temperatures melt the snowpack.

During years of heavy precipitation or cooler than normal temperatures, customer demand can decrease, generally due to less outdoor water usage. This was the case during 1995, when winter rains continued well into the spring along with cooler than normal temperatures. Likewise, an early start to the rainy season can cause a decline in customer usage during the fall months.

During years of less than normal rainfall, customer demand can increase as outdoor water usage continues. However, when rainfall is below average for consecutive years, drought conditions can result and customers may be required to reduce consumption to preserve existing water supplies. California experienced a six year drought which ended with the winter of 1993. During that period some Company districts imposed rationing on customers.

The Company delivered approximately 99 billion gallons of water during the 1995 fiscal year of which approximately 50% was obtained from wells and 50% was purchased from the following suppliers:

                            % of
                          Supply
District               Purchased     Source of Purchased Supply

SAN FRANCISCO BAY AREA

Mid-Peninsula               100%     San Francisco Water Department

South San Francisco          83%     San Francisco Water Department


                            % of
                          Supply
District               Purchased     Source of Purchased Supply

Bear Gulch                   81%     San Francisco Water Department

Los Altos                    84%     Santa Clara Valley Water District

Livermore                    84%     Alameda County Flood Control
                                     and Water Conservation District


SACRAMENTO VALLEY

Oroville                     73%     Pacific Gas and Electric Co.
                              6%     County of Butte


SAN JOAQUIN VALLEY

Bakersfield                  23%     Kern County Water Agency

Stockton                     70%     Stockton-East Water District


LOS ANGELES AREA

East Los Angeles             80%     Central Basin Municipal Water District

Hermosa Beach and
Redondo Beach                98%     West Basin Municipal Water District

Palos Verdes                100%     West Basin Municipal Water District

Westlake                    100%     Russell Valley Municipal Water District

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

The cost of water purchases are subject to pricing changes imposed by the various wholesale suppliers who deliver water to the Company.

Following 1994, which was the fourth driest year on record in California, the 1994-95 water year provided near record levels of precipitation which assured sufficient supply for the year and above normal carryover into 1996. Above normal precipitation throughout the spring, in conjunction with mild temperatures continuing throughout the summer, led to decreases in customer consumption compared to 1994. This development was itself tempered somewhat by a mild, dry fall leading to above normal consumption in the latter part of the year until mid-December when California received its first significant precipitation of the season. Precipitation received to date insures that the 1995-96 water year will provide above normal precipitation and should allow for an abundant carryover in reservoir storage to 1997.

Reserves in the groundwater aquifers that supply the Company districts served by well water improved in 1995 due to heavy rains. Almost all regions have recorded positive changes in groundwater levels as compared to 1994.
Regional groundwater management planning continues through-out the State as required by Assembly Bill 3030. Enacted in 1992, AB 3030 provides a mechanism for local agencies to maintain control of their groundwater supply. Progress has been made by Consolidated Irrigation District (Selma) and Kaweah Delta Water Conservation District (Visalia) towards the implementation of a water management plan. The Company is participating in the formulation of these plans.

Despite the promising supply outlook for 1996, California faces long-term water supply challenges. The Company is actively working to meet them by continuing to educate customers on responsible water use practices, particularly in the six districts with programs approved by the California Public Utilities Commission. Furthermore, the Company is actively participating with the Salinas Valley water users and the Monterey County Water Resources Agency (MCWRA)to address the seawater intrusion threatening the water supply for our Salinas district. MCWRA started construction on the Castroville Seawater Intrusion Project in 1995. When completed, this project will deliver up to 20,000 acre feet of recycled water annually to agricultural users in the Castroville area and help mitigate seawater intrusion in the region by reducing the need to pump groundwater.

Non Regulated Operations

The Company operates municipally owned water systems for the cities of Bakersfield, Commerce and Montebello and one mutual water company system in the Bakersfield district. The total number of services operated under all contracts is about 23,000. With the exception of the 15 year Hawthorne lease discussed below, the other operating agreements range from one year to three year periods with provisions for renewals. The first operating agreement was signed with the City of Bakersfield in 1977. To date, the Company has not experienced the cancellation of any operating agreement.

Recycled water distribution systems are operated for the West Basin and Central Basin municipal water districts located in the Los Angeles Basin. Some engineering department services are also provided for these two recycled water systems. A third recycled water distribution system is operated in the Westlake district.

Since October 1995, meter reading, billing and customer service has been provided for the City of Menlo Park's 3,900 water customers. Additionally, sewer and/or refuse billing services are provided to six municipalities, including billing services for the City of Visalia which started in January 1995.

In February 1996, the Company commenced operation of the City of Hawthorne's 6,000 account water system under terms of a 15 year lease. Terms of the lease are described in more detail on page 9 of the Company's 1995 Annual Report which is hereby incorporated by reference.

The Company leases antenna sites at six Company owned locations to telecommunication companies. Individual lease payments range from $1,000 to $2,200 per month. The antennas are used in cellular phone and personal communication applications. Other leases are being negotiated for similar uses.

The Company also provides water quality services to San Jose Water
Company.


Utility Plant Construction Program and Acquisitions.

The Company is continually extending and enlarging its facilities as required to meet increasing demands and to maintain its service. Capital expenditures, including developer financed projects, for additional facilities and for the replacement of existing facilities amounted to approximately $27 million in 1995. Financing was provided by funds from operations, short-term bank borrowings, issuance of senior notes, advances for construction, and contributions in aid of construction as set forth in the section entitled "Statement of Cash Flows" on page 26 of the Company's 1995 Annual Report which is incorporated herein by reference. Advances for construction of main extensions are received by the Company from subdivision developers under the rules of the Commission. These advances are refundable without interest over a period of 40 years. Contributions in aid of construction consist of nonrefundable cash deposits or facilities received from developers.

During 1995, the Company took over operation of the Palomar Park
County Water District from San Mateo County. This system has been integrated into the Mid Peninsula district. The Company will be able to provide a more reliable supply and additional fire protection to the system's 212 customers.

The Company's construction budget for additions and improvements to its facilities during 1996 is approximately $22,200,000 (exclusive of additions and improvements financed through advances for construction and contributions in aid of construction). Financing is expected to be with internally generated funds, remaining proceeds of the 1995 senior note issuance and short-term borrowings.


Quality of Supplies.

The Company maintains procedures to produce potable water in accordance with accepted water utility practice. All water entering the distribution systems from surface sources is chlorinated and in most cases filtered. Samples of water from each district are analyzed regularly by the Company's state certified water quality laboratory.

Over the past few years, federal and state water quality regulations continued to increase. Changes in the federal Safe
Drinking Water Act which the Company believes would bring treatment costs more in line with the actual health threat posed by contaminants were adopted by the United States Senate, but seem unlikely to become law prior to 1997. In the meantime, the Company continues to monitor water quality and upgrade its treatment capabilities to promote compliance. These activities include:
- implementing a State approved compliance monitoring program required by Phase II and V rules issued under the Safe Drinking Water Act

- placing additional state-of-the-art laboratory equipment into service

- installing the first of several granular activated carbon (GAC) filtration systems in Bakersfield for removal of hydrogen sulfide taste and odor

- operating a GAC system in Chico installed by the State Environmental Protection Agency for the removal of volatile organic compounds

- placing treatment on two Los Angeles Basin wells which have elevated levels of iron manganese and hydrogen sulfide; the treatment will allow the Company to return the wells to production and thus use less costly well water, rather than purchased water supplies

- Completion of desktop studies for two water systems in compliance with the Federal Lead and Cooper Rule. Chemical water treatment to inhibit and control potential corrosion will be installed in each of these water systems.

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


Environmental Matters.

The Company is subject to environmental regulation by various governmental authorities. Compliance with federal, state and local provisions which have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, has not had, as of the date of filing of this Form 10-K, any material effect on the Company's capital expenditures, earnings or competitive position. No such material effect is anticipated for the fiscal years ending December 31, 1996 and 1997.

Stringent air quality regulations continue to present operations problems for facilities with emergency generators. Air quality regulations conflict with the Company's responsibility to provide water service in time of an emergency by subjecting routine testing of these generators to fines. In response the California Water Association, an industry association of California's investor owned public utility water companies, is seeking legislative relief through Assembly Bill 1849 to allow testing of emergency generators without fines. The Company is hopeful that this legislation may be adopted in 1996, but there can be no assurance that this will happen.

Human Resources.

As of December 31, 1995, the Company had 630 employees, of whom 164 were executive, administrative and supervisory employees, and 466 were members of unions. In December 1995, two-year collective bargaining agreements, expiring December 31, 1997, were successfully negotiated with the Utility Workers of America, AFL-CIO, representing the majority of the union employees, and the International Federation of Professional and Technical Engineers, AFL-CIO, representing certain engineering department employees. The agreements have been successfully renewed in the past without a labor interruption.

On December 31, 1995, C. H. Stump retired as Chairman of the
Board. Mr. Stump, who had been an employee for 46 years, continues as a Board member. Robert W. Foy, who has been a Board member since 1977, was elected Chairman to replace Mr. Stump.

On January 31, 1996, Donald L. Houck retired as President and CEO and was replaced by Peter C. Nelson. Mr. Houck had been an employee for 17 years, serving as President and CEO since 1991. Mr. Nelson previously was employed for 24 years by Pacific Gas & Electric Company, the largest energy utility, most recently as Vice President-Division Operations.

d. Financial Information about Foreign and Domestic Operations and Export
   Sales.

   The Company makes no export sales.


Item 2. Properties.

The Company's physical properties consist of offices and water systems for the production, storage, purification, and distribution of water. These properties are located in or near the Geographic Service Areas listed above in the Item 1.c.
section entitled "Water Supply." The Company maintains all of its properties in good operating condition.

The Company holds all its principal properties in fee simple title, subject to the lien of the indenture securing the Company's first mortgage bonds, of which $125,540,000 in principal amount was outstanding at December 31, 1995.

The Company owns 523 wells and operates five leased wells. The Company has 290 storage tanks with a capacity of 216 billion gallons and one reservoir located in the Bear Gulch district with a 210 billion gallon capacity. There are 4,574 miles of supply and distribution mains in the various systems. The Company owns two treatment plants, one in the Bear Gulch district, the other in Oroville. Both treatment plants are designed to process six million gallons per day. During 1996, the Company's average daily water production was 273 million gallons while the maximum production in one day was 493 million gallons

Item 3. Legal Proceedings.

     The State of California's Regional Groundwater Remediation Unit (RGRU) alleges that the Company is a responsible party for cleanup of a toxic contamination in the Chico groundwater. The RGRU has issued a "Preliminary Nonbinding Allocation of Financial Responsibility" for the cleanup which asserts that the Company's share should be ten percent. The RGRU estimates the total cleanup cost to be $8.69 million. The toxic spill occurred when cleaning solvents, which were discharged into the city's sewer system by local dry cleaners, leaked into the underground water supply due to breaks in sewer pipes. The RGRU contends that the Company's responsibility stems from the Company's operation of wells in the surrounding area which caused the contamination plume to spread. The Company denies any responsibility for the contamination or the resulting cleanup and intends to vigorously resist any action brought against it. The Company believes that it has insurance coverage for such a claim and that if the Company was ultimately held responsible for a portion of the cleanup costs, it would not have a material adverse effect on the Company's financial position.

     The Company is not a party to any other legal matters, other than those which are incidental to the business.

Item 4. Submission of Matters to a Vote of Security Holders.

     No matters were submitted to a vote of security holders in the fourth quarter of fiscal year 1995.


Executive Officers of the Registrant.

Name               Positions and Offices with the Company              Age

C. H. Stump        Chairman of the Board from 1991 until                70
                   his retirement on December 31, 1995;
                   continues as a director of the Company.
                   Director since 1976 and Member of
                   Executive Committee since 1977. Mr. Stump was Secretary of the Company from 1959 to 1966, Secretary and Treasurer from 1966 to
                   1975, Executive Vice President from 1975 to 1981, President and Chief Operating
                   Officer from 1981 to 1986, and President and Chief Executive Officer from 1986 to
                   May 1992.

Robert W. Foy      Elected Chairman of the Board effective             59
                   January 1, 1996.  Director since 1977.
                   From 1977 to 1995, Mr. Foy was President and CEO of Pacific Storage Company, a diversified transportation and warehousing company, where he had been employed for 32 years.

Donald L. Houck    President and Chief Executive Officer               63
                   from 1992 until retirement on January 31, 1996. Director since 1988. Mr. Houck was Executive Vice President and Chief
                   Operating Officer from 1986 to 1992 and
                   a Vice President since 1977. Prior to that, Mr. Houck was a supervising engineer with the California Public Utilities Commission with eighteen years experience in the rate-making process.

Peter C. Nelson    Elected President and Chief Executive                48
                   Officer of the Company effective
                   February 1, 1996.  Prior to that, Mr.
                   Nelson was employed for 24 years by
                   Pacific Gas & Electric Company, the
                   nation's largest energy utility, most
                   recently as Vice President-Division
                   Operations.

Gerald F. Feeney   Vice President, Chief Financial Officer             51
                   and Treasurer since November 1994.
                   Controller, Assistant Secretary and
                   Assistant Treasurer from 1976 to 1994.
                   From 1970 to 1976, Mr. Feeney was an
                   audit manager with Peat Marwick Mitchell & Co.

Francis S. Ferraro Vice President-Regulatory Matters                   46
                   since August 1989. Mr. Ferraro
                   had 15 years experience in regulatory
                   matters with the California Public Utilities
                   Commission, and from June 1985 through August
                   1989 held the position of administrative law judge.

James L. Good      Vice President-Corporate Communications             32
                   and Marketing since December 1994.
                   Mr. Good was Director of Congressional
                   Relations for the National Association of Water Companies from 1991 to 1994.

Raymond H. Taylor  Vice President-Operations since                     50
                   April 1995.  Mr. Taylor had been
                   director of water quality since 1986
                   and a vice president since 1990.  Prior
                   to joining the Company in 1982, he
                   was employed by the Environmental Protection Agency.

Calvin L. Breed    Controller, Assistant Secretary and Assistant       40
                   Treasurer since November 1994.  Previously
                   Mr. Breed served as Treasurer of TCI
                   International, Inc.

John S. Simpson    Assistant Secretary since 1991.  Mr. Simpson        51
                   has been Manager of New Business
                   Development for the past twelve years and has held various management positions with the Company since 1967.

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

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

     The information required by this item is contained in the Section captioned "Quarterly Financial and Common Stock Market Data" on page 34 of the Company's 1995 Annual Report and is incorporated herein by reference. The number of holders listed in such section includes the Company's record holders and also individual participants in security position listings.

Item 6. Selected Financial Data.

     The information required by this item is contained in the section captioned California Water Service Company "Ten Year


     Financial Review" on pages 16 and 17 of the Company's 1995
     Annual Report and is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     The information required by this item is contained in the sections captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations," on pages 18 through 21 of the Company's 1995 Annual Report and is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data.

     The information required by this item is contained in the sections captioned "Balance Sheet," "Statement of Income," "Statement of Common Shareholders' Equity," "Statement of Cash Flows," "Notes to Financial Statements" and "Independent Auditors' Report" on pages 22 through 35 of the Company's 1995 Annual Report and is incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     None.




PART III

Item 10. Directors and Executive Officers of the Registrant.

     Information regarding executive officers of the Company is included in a separate item captioned "Executive Officers of the Registrant" contained in Part I of this report. The information required by this item as to directors of the Company is contained in the section captioned "Election of Directors" on pages 3 through 7 of the 1996 Proxy Statement and is incorporated herein by reference. (The Proxy Statement was filed under EDGAR on March 11, 1996).

Item 11. Executive Compensation.

     The information required by this item as to directors and executive officers of the Company is contained in the section captioned "Compensation of Executive Officers" on pages 9 through 13 of the Proxy Statement and is incorporated herein by reference. (The Proxy Statement was filed under EDGAR on March 11, 1996).

Item 12. Security Ownership of Certain Beneficial Owners and
     Management.

     The information required by this item is contained in the sections captioned "Election of Directors," "Security


     Ownership of Certain Beneficial Owners" and "Security
     Ownership of Management" pages 3 through 7 and 15, respectively, of the Proxy Statement and is incorporated herein by reference. (The Proxy Statement was filed under EDGAR on March 11, 1996).

Item 13. Certain Relationships and Related Transactions.

	None.


PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

  (a) (1) Financial Statements:

	  Balance Sheet as of December 31, 1995 and 1994.

	  Statement of Income for the years ended
	  December 31, 1995, 1994, and 1993.

	  Statement of Common Shareholders' Equity for the years ended December 31, 1995, 1994, and 1993.

	  Statement of Cash Flows for the years
	  ended December 31, 1995, 1994, and 1993.

	  Notes to Financial Statements, December 31,
	  1995, 1994, and 1993.

	  The above financial statements are contained in sections bearing the same captions on pages 22 through 34 of the Company's 1995 Annual Report and are incorporated herein by reference.

   (2) Financial Statement Schedule:

Schedule
Number

     Independent Auditors' Report
     January 19, 1996.

II   Valuation and Qualifying Accounts and Reserves--years ending
     December 31, 1995, 1994, and 1993.

   All other schedules are omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.


   (3) Exhibits required to be filed by Item 601 of Regulation S-K.

     See Exhibit Index on page 25 of this document which is incorporated herein by reference.

The exhibits filed herewith are attached hereto (except as noted)and those indicated on the Exhibit Index which are not filed herewith were previously filed with the Securities and Exchange Commission as indicated. Except where stated otherwise, such exhibits are hereby incorporated by reference.

(B) Report on Form 8-K.

    None required to be filed during the fourth quarter of 1995.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


CALIFORNIA WATER SERVICE COMPANY


Date: March 22, 1996       By /s/ Peter C. Nelson
                           PETER C. NELSON, President and
                           Chief Executive Officer



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:



Date: March 22, 1996       /s/ William E. Ayer
                           WILLIAM E. AYER, Member,
                           Board of Directors

Date: March 22, 1996        /s/ Robert W. Foy
                            ROBERT W. FOY, Chairman,
                            Board of Directors

Date: March 22, 1996        /s/ Edward D. Harris, Jr.
                            EDWARD D. HARRIS, JR. M.D., Member,
                            Board of Directors

Date: March 22, 1996        /s/ Robert K. Jaedicke
                            ROBERT K. JAEDICKE, Member,
                            Board of Directors

Date: March 22, 1996        /s/ Linda R. Meier
                            LINDA R. MEIER, Member,
                            Board of Directors

Date: March 22, 1996        /s/ Peter C. Nelson
                            PETER C. NELSON
                            President and Chief Executive Officer,
                            Member, Board of Directors

Date: March 22, 1996        /s/ C. H. Stump
                            C. H. STUMP, Member,
                            Board of Directors

Date: March 22, 1996         /s/ Edwin E. van Bronkhorst
                             EDWIN E. VAN BRONKHORST, Member,
                             Board of Directors

Date: March 22, 1996         /s/ J. W. Weinhardt
                             J. W. WEINHARDT, Member,
                             Board of Directors

Date: March 22, 1996         /s/ Gerald F. Feeney
                             GERALD F. FEENEY,
                             Vice President, Chief Financial
                             Officer and Treasurer

Date: March 22, 1996         /s/ Calvin L. Breed
                             CALVIN L. BREED, Controller,
                             Assistant Secretary and Assistant Treasurer

Independent Auditors' Report



Shareholders and Board of Directors
California Water Service Company:


Under date of January 19, 1996, we reported on the balance sheet of California Water Service Company as of December 31, 1995 and 1994, and the related statements of income, common shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1995, as contained in the 1995 annual report to shareholders. These financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 1995. In connection with our audits of the aforementioned financial statements, we also audited the related financial statement schedule as listed in accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.







San Jose, California         /s/ KPMG Peat Marwick LLP
January 19, 1996



                          CALIFORNIA WATER SERVICE COMPANY                                                          Schedule   II
                          Valuation and Qualifying Accounts
                   Years Ended December 31, 1995, 1994 and 1993
                                                                                 Additions
                                                              Balance at   Charged to  Charged to                         Balance
                                                               beginning   costs and   other                               at end
Description                                                    of period     expenses  accounts       Deductions        of period
1995
(A) Reserves deducted in the balance sheet from assets
    to which they apply:
    Allowance for doubtful accounts                               $50,816    $429,096     $74,170(3)    $477,885(1)       $76,197
    Allowance for obsolete materials and supplies                  $3,393      95,000                     23,718(2)        74,675
                                                              -----------  ----------  ----------     ----------      -----------
(B) Reserves classified as liabilities in the balance sheet:
    Miscellaneous reserves:
    General Liability                                            $962,152    $339,960                   $475,147(2)      $826,965
    Employees' group health plan                                 $200,387   2,907,000      14,928      2,722,311(2)       400,004
    Retirees' group health plan                                  $425,998     507,000     245,000        507,000(2)       670,998
    Workers compensation                                         $107,576     879,423                    726,829(2)       260,170
    Deferred revenue - contributions in
      aid of construction                                      $1,917,386                 368,180        355,230(6)     1,930,336
    Disability insurance                                         $116,130                 200,973        269,650(2)        47,453
                                                              -----------  ----------  ----------     ----------      -----------
Total                                                          $3,729,629  $4,633,383    $829,081     $5,056,167       $4,135,926
                                                              -----------  ----------  ----------     ----------      -----------
Contributions in aid of construction                          $37,866,799              $3,244,258(4)    $997,350(5)   $40,113,707
                                                              -----------  ----------  ----------     ----------      -----------
1994
(A) Reserves deducted in the balance sheet from assets
    to which they apply:
    Allowance for doubtful accounts                               $72,696    $363,284     $71,235(3)    $456,399(1)       $50,816
    Allowance for obsolete materials and supplies                 $61,395      11,000                     69,002(2)         3,393
                                                              -----------  ----------  ----------     ----------      -----------
(B) Reserves classified as liabilities in the balance sheet:
    Miscellaneous reserves:
    General Liability                                          $1,064,300    $340,000                   $442,148(2)      $962,152
    Employees' group health plan                                 $882,143   2,549,056      12,262      3,243,074(2)       200,387
    Retirees' group health plan                                  $237,000     480,998     189,000        481,000(2)       425,998
    Workers compensation                                         $150,523     648,374                    691,321(2)       107,576
    Deferred revenue - contributions in
      aid of construction                                      $1,649,386                 572,366        304,366(6)     1,917,386
    Disability insurance                                          $97,352                 256,969        238,191(2)       116,130
                                                              -----------  ----------  ----------     ----------      -----------
Total                                                          $4,080,704  $4,018,428  $1,030,597     $5,400,100       $3,729,629
                                                              -----------  ----------  ----------     ----------      -----------
Contributions in aid of construction                          $34,915,778              $3,858,961(4)    $907,940(5)   $37,866,799
                                                              -----------  ----------  ----------     -----------     -----------
1993
(A) Reserves deducted in the balance sheet from assets
    to which they apply:
    Allowance for doubtful accounts                               $75,155    $316,748     $65,280(3)    $384,487(1)       $72,696
    Allowance for obsolete materials and supplies                   5,000      72,000                     15,605(2)        61,395
                                                              -----------  ----------  ----------     ----------      -----------
(B) Reserves classified as liabilities in the balance sheet:
    Miscellaneous reserves:
    General Liability                                          $1,200,000    $330,000     $44,401       $510,101(2)    $1,064,300
    Employees' group health plan                                  511,985   2,240,000       9,578      1,879,420(2)       882,143
    Retirees' group health plan                                         0     480,000     267,360        510,360(2)       237,000
    Workers compensation                                          226,386     497,043                    572,906(2)       150,523
    Deferred revenue - contributions in
      aid of construction                                       1,247,256                 758,380        356,250(6)     1,649,386
    Disability insurance                                           47,113                 255,017        204,778(2)        97,352
                                                              -----------  ----------  ----------     ----------      -----------
Total                                                          $3,232,740  $3,547,043  $1,334,736     $4,033,815       $4,080,704
                                                              -----------  ----------  ----------     ----------      -----------
Contributions in aid of construction                          $32,119,906              $3,637,420(4)    $841,548(5)   $34,915,778
                                                              -----------  ----------  ----------     ----------      -----------
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

EXHIBIT INDEX
                                                          Sequential
                                                        Page Numbers
Exhibit Number                                        in this Report


3.  Articles of Incorporation and by-laws:

     3.1  Restated Articles of Incorporation dated               27
          March 20, 1968; Certificate of Ownership
          Merging Palos Verdes Water Company into
          California Water Service Company dated
          December 22, 1972; Certificate of Amendment of Restated Articles of Incorporation dated
          April 7, 1975; Certificate of Amendment of
          Restated Articles of Incorporation dated
          April 16, 1984; Certificate of Amendment of
          Restated Articles of Incorporation dated July
          31, 1987; Certificate of Amendment of
          Restated Articles of Incorporation dated
          October 19, 1987 (Exhibit 3.1 to Form 10-K for fiscal year 1987, File No. 0-464)

     3.2  Certificates of Determination of Preferences         27
          for Series C Preferred Stock (Exhibit 3.2 to
          Form 10-K for fiscal year 1987, File No. 0-464)

     3.3  Certificate of Amendment of the Company's            27
          Restated Articles of Incorporation dated
          April 27, 1988. (Exhibit 3.3 to Form 10-K for fiscal year 1989, File No. 0-464)

     3.4  By-laws dated September 21, 1977, as                 27
          amended 24 November 19, 1980, April 21, 1982,
          June 15, 1983, September 17, 1984, and
          November 16, 1987 (Exhibit 3.3 to Form 10-K for fiscal year 1987, File No. 0-464).

     3.5  Amendment to By-laws dated May 16, 1988.             27
          (Exhibit 3.5 to Form 10-K for fiscal year
          1991, File No. 0-464)

     4.   Instruments Defining the Rights of Security          27
          Holders, including Indentures:

          Mortgage of Chattels and Trust Indenture             27
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

   Bonds, Series P; Twenty-Fourth Supplemental
   Indenture dated November 1, 1973, covering
   First Mortgage 8.50% Bonds, Series S (Exhibits
   2(b), 2(c), 2(d), Registration Statement
   No. 2-53678, of which certain exhibits are incorporated by reference to Registration
   Statement Nos. 2-2187, 2-5923, 2-5923, 2-9681,
   2-10517 and 2-11093.

   Thirty-Fourth Supplemental Indenture dated as                28
   of November 1, 1990, covering First Mortgage
   9.86% Bonds, Series CC. (Exhibit 4 to Form 10-K for fiscal year 1990, File No. 0-464)

   Thirty-Fifth Supplemental Indenture dated as of              28
   November 1, 1992, covering First Mortgage 8.63%
   Bonds, Series DD. (Exhibit 4 to Form 10-Q dated September 30, 1992, File No. 0-464)

   Thirty-Sixth Supplemental Indenture dated as of              28
   May 1, 1993, covering First Mortgage 7.90% Bonds
   Series EE (Exhibit 4 to Form 10-Q dated
   June 30, 1993, File No. 0-464)

   Thirty-Seventh Supplemental Indenture dated as               28
   of September 1, 1993, covering First Mortgage
   6.95% Bonds, Series FF (Exhibit 4 to Form 10-Q dated September 30, 1993, File No. 0-464)

   Thirty-Eighth Supplemental Indenture dated as                28
   of October 15, 1993, covering First Mortgage 6.98%
   Bonds, Series GG (Exhibit 4 to Form 10-K for fiscal year 1994, File No. 0-464)

   Note Agreement dated August 15, 1995, pertaining             28
   to issuance of $20,000,000, 7.28% Series A unsecured Senior Notes, due November 1, 2025
   (Exhibit 4 to Form 10-Q dated September 30, 1995
   File No. 0-464)

     10.  Material Contracts.

     10.1 Water Supply Contract between the Company            28
          and the County of Butte relating to the
          Company's Oroville District; Water Supply
          Contract between the Company and the Kern
          County Water Agency relating to the
          Company's Bakersfield District; Water
          Supply Contract between the Company and
          Stockton East Water District relating to the Company's Stockton District.
          (Exhibits 5(g), 5(h), 5(i), 5(j),
          Registration Statement No. 2-53678, which incorporates said exhibits by reference to Form 1O-K for fiscal year 1974, File No.
          0-464).

     10.2 Settlement Agreement and Master Water Sales          29
          Contract between the City and County of San
          Francisco and Certain Suburban Purchasers dated August 8, 1984; Supplement to
          Settlement Agreement and Master
          Water Sales Contract, dated August 8, 1984;
          Water Supply Contract between the Company and the City and County of San Francisco relating to the Company's Bear Gulch District dated
          August 8, 1984; Water Supply Contract
          between the Company and the City and County of San Francisco relating to the Company's
          San Carlos District dated August 8, 1984;
          Water Supply Contract between the Company and the City and County of San Francisco relating to the Company's San Mateo District dated August 8, 1984; Water Supply Contract between the Company and the City and County of San Francisco relating to the Company's
          South San Francisco District dated August 8,
          1984. (Exhibit 10.2 to Form l0-K for fiscal year 1984, File No. 0-464).

     10.3 Water Supply Contract dated January 27,              29
          1981, between the Company and the Santa
          Clara Valley Water District relating to
          the Company's Los Altos District
          (Exhibit 10.3 to Form 10-K for fiscal
          year 1992, File No. 0-464)

     10.4 Amendments No. 3, 6 and 7 and Amendment              29
          dated June 17, 1980, to Water Supply
          Contract between the Company and the
          County of Butte relating to the Company's
          Oroville District. (Exhibit 10.5 to Form
          10-K for fiscal year 1992, File No. 0-464)

     10.5 Amendment dated May 31, 1977, to Water               29
          Supply Contract between the Company and
          Stockton-East Water District relating to the Company's Stockton District.
          (Exhibit 10.6 to Form 10-K for fiscal
          year 1992, File No. 0-464)

     10.6 Second Amended Contract dated September 25,          29
          1987 among the Stockton East Water District, the California Water Service Company, the
          City of Stockton, the Lincoln Village
          Maintenance District, and the Colonial Heights
          Maintenance District Providing for the Sale of
          Treated Water. (Exhibit 10.7 to Form 10-K for fiscal year 1987, File No. 0-464).

     10.7 Dividend Reinvestment Plan.  (Exhibit 10.8 to        29
          Form 10-Q dated March 31, 1994, File No. 0-464)

     10.8 Water Supply Contract dated April 19, 1927,          30
          and Supplemental Agreement dated June 5,
          1953, between the Company and Pacific Gas and Electric Company relating to the Company's Oroville District. (Exhibit 10.9 to Form 10-K for fiscal year 1992, File No. 0-464)

     10.9 California Water Service Company Pension Plan        30
          (Exhibit 10.10 to Form 10-K for fiscal year
          1992, File No. 0-464)

    10.10 California Water Service Company Supplemental        30
          Executive Retirement Plan.  (Exhibit 10.11 to
          Form 10-K for fiscal year 1992, File No. 0-464)

    10.11 California Water Service Company Salaried            30
          Employees' Savings Plan.  (Exhibit 10.12 to
          Form 10-K for fiscal year 1992, File No. 0-464)

    10.12 California Water Service Company                     30
          Directors Deferred Compensation Plan
          (Exhibit 10.13 to Form 10-K for fiscal year 1992,
          File No. 0-464)

    10.13 Board resolution setting forth                       30
          the terms of the retirement plan, as amended, for Directors of California Water Service Company
          (Exhibit 10.14 to Form 10-K for
          fiscal year 1992, File No. 0-464)

    10.14 Registration statement on Form S-3,                  30
          dated September 8, 1994 regarding the
          sale of 550,000 shares of Registrant's
          common stock (filed with the Commission
          on September 8, 1994, Registration
          No. 33-55233, File No. 0-464)

    10.15 Water Supply Contract dated November 16, 1994,       30
          between the Company and Alameda County Flood
          Control and Water Conservation District
          relating to the Company's Livermore District
          Exhibit 10.15 to Form 10-K for fiscal year
          1994, File No. 0-464)

    10.16 $30,000,000 Business Loan Agreement between          30
          California Water Service Company and Bank of America dated April 12, 1995, expiring
          April 30, 1997 (Exhibit 10.16 to Form 10-Q dated September 30, 1995)

     13.  Annual Report to Security Holders, Form 10-Q         30
          or Quarterly Report to Security Holders:

          1995 Annual Report.  The sections of the
          1995 Annual Report which are incorporated by reference in this 10-K filing. This includes those sections referred to in
          Part II, Item 5, Market for Registrant's
          Common Equity and Related Shareholder
          Matters; Part II, Item 6, Selected
          Financial Data; Part II, Item 7,
          Management's Discussion and Analysis of
          Financial Condition and Results of
          Operations; and Part II, Item 8,
          Financial Statement and Supplementary Data.

     27.  Financial Data Schedule as of December 31, 1995      32

