Form 10-Q
period 1996-03-31
CALIFORNIA WATER SERVICE CO
filed 1996-05-13
CIK 16422

                  UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549
                                     FORM 10-Q

(Mark One)
 ___
|_X_| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   March 31, 1996

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

Yes     No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
Common shares outstanding as of April 30, 1996 - 6,279,597
This Form 10-Q contains a total of 36  pages.


PART I - FINANCIAL INFORMATION

CALIFORNIA WATER SERVICE COMPANY

ITEM 1 FINANCIAL STATEMENTS     BALANCE SHEET
                                             MARCH 31, 1996    Dec. 31, 1995
                                                      In Thousands
ASSETS
Utility plant                                      $595,927         $584,392
Less depreciation                                 (165,542)        (162,217)
Net utility plant                                   430,385          422,175
Current assets:
Cash and cash equivalents                             1,827            6,273
Accounts receivable                                  11,161           13,663
Unbilled revenue                                      5,132            6,306
Materials and supplies                                2,649            2,518
Taxes and other prepaid expenses                      3,735            3,949
Total current assets                                 24,504           32,709
Regulatory assets                                    25,382           25,316
Other deferred charges                                4,625            4,683
                                                   $484,896         $484,883

CAPITALIZATION AND LIABILITIES
Capitalization:
Common shareholders' equity:
Common stock                                       $ 43,870         $ 43,507
Retained earnings                                   101,321          103,442
Total common shareholders' equity                   145,191          146,949
Preferred stock without mandatory
 redemption provision                                 3,475            3,475
Long term debt                                      145,540          145,540
Total capitalization                                294,206          295,964
Current liabilities:
Short-term borrowings                                 1,000                -
Accounts payable                                     13,778           14,807
Accrued expenses and other liabilities               12,156           11,023
Total current liabilities                            26,934           25,830
Unamortized investment tax credits                    3,179            3,352
Deferred income taxes                                14,159           14,056
Advances for construction                            94,690           94,100
Contributions in aid of construction                 40,261           40,114
Regulatory liabilities                               11,467           11,467
                                                   $484,896         $484,883

See accompanying notes on page 5                                           2

CALIFORNIA WATER SERVICE COMPANY
STATEMENT OF INCOME
                                                     March 31
                                                1996          1995
                                                   In Thousands

FOR THE THREE MONTHS ENDED:
Operating revenue                            $32,298       $30,416
Operating expenses:
Operations                                    20,830        19,594
Maintenance                                    1,817         1,861
Depreciation                                   3,005         2,859
Federal income taxes                             597           523
State Income taxes                               181           160
Property and other taxes                       1,840         1,734
                                              28,270        26,731
Net operating income                           4,028         3,685
Other income and expenses:
Interest and amortization on long term debt    2,952         2,637
Other income and expenses, net                    39             9
                                               2,991         2,646
Net income                                     l,177         1,039
Preferred dividends                               38            38
Net income available for common stock        $ 1,139       $ 1,001

Weighted average shares outstanding            6,275         6,247
Earnings per share of common stock           $  0.18       $  0.16
Dividends per share of common stock          $  0.52       $  0.51





See accompanying notes on page 5                                           3

CALIFORNIA WATER SERVICE COMPANY
STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED:

                                                          In Thousands
                                                            MARCH 31
                                                       1996           1995

Operating activities:
Net income                                         $  1,177        $ 1,039
Adjustments to reconcile net income to net
cash provided by operating activities:
  Depreciation                                        3,005          2,859
  Regulatory assets and liabilities, net               (66)           (48)
  Deferred income taxes and investment tax credits     (70)            288
  Change in assets and liabilities:
   Accounts receivable                                2,502          2,197
   Unbilled revenue                                   1,174          1,201
   Materials and supplies                             (131)           (99)
   Taxes and other prepaid expenses                     214            284
   Accounts payable                                 (1,029)           (72)
   Accrued expenses and other liabilities             1,133            590
   Other changes, net                                   274            206
    Net adjustments                                   7,006          7,406
    Net cash provided by operating activities         8,183          8,445
Investing activities:
 Utility plant expenditures                        (11,695)        (6,177)
Financing activities:
 Net short-term borrowings                            1,000          (250)
 Proceeds from issuance of common stock                 363              0
 Advances for construction                            1,420          1,149
 Contributions in aid of construction                   376            465
 Refunds of advances for construction                 (795)          (768)
 Dividends                                          (3,298)        (3,224)
    Net cash used for financing activities            (934)        (2,628)
Change in cash and cash equivalents                 (4,446)          (360)
Cash and cash equivalents at start of period          6,273          1,301
Cash and cash equivalents at end of period         $  1,827       $    941


See accompanying notes on page 5                                         4

Notes:
1. Due to the seasonal nature of the water business, the results for interim periods are not indicative of the results for a twelve month period.

2. The interim financial information is unaudited. In the opinion of management, the accompanying financial statements reflect all adjustments
which are necessary to provide a fair statement of the	results for the
periods covered.  The adjustments consist only of normal recurring adjustments.

3. Earnings per share are calculated on the weighted average number of common shares outstanding during the period and net income available for common stock as shown on the Statement of Income.

4. Refer to 1995 Annual Report on Form 10-K for a summary of significant accounting policies and detailed information regarding the financial statements.





                                                                          5
PART I	FINANCIAL INFORMATION

Item 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF FIRST QUARTER OPERATIONS
First quarter net income was $1,177,000 equivalent to $0.18 per common share, a two cent increase from the $0.16 earned in 1995's first quarter.

Operating revenue increased $1,882,000 from 1995 to $32,298,000. The increase in operating revenue is accounted for in the following table:

General and step rate increases        $629,000
Offset rate increases                   545,000
Total rate increases                  1,174,000
Increased consumption                   270,000
Usage by 7,500 new customers            438,000
Net revenue increase                 $1,882,000

Water production for the quarter was 8% above last year's level. Well production provided 43% of the supply with 56% purchased from wholesale suppliers and 1% obtained from surface supply and processed through the Bear Gulch district's treatment plant. Water production costs, which includes purchased water, purchased power and pump taxes, increased $1,028,000 or 11% due to the additional production and suppliers' rate increases which became effective in seven districts since last year. The purchased water rate increases ranged from 1% to 15%. Power savings were achieved by taking advantage of modified power rate tariffs offered by suppliers. Four districts have higher pump tax rates in effect this year. The components of water production expense and the changes from last year are shown in the table below:

                                    First Quarter        Dollar
                                        1996 Cost        Change
Purchased water                        $8,719,000    $1,136,000
Purchased power                         1,398,000      (175,000)
Pump taxes                                298,000        67,000
Total                                 $10,415,000    $1,028,000

Other operations expense increased $208,000, primarily due to a 3.5% general wage increase which was effective January 1st and increases in related employee benefits.

Federal and state income taxes increased $95,000 because of greater taxable income.

NEW BUSINESS

The Company commenced operation of the City of Hawthorne's 5,900 customer water system on February 27th under terms of a 15 year lease agreement. The lease required the Company to make an up front lease payment to the City of $6.5 million which will be amortized over the lease period, to make an annual lease payments of $100,000 and to be responsible for all aspects of system operations and capital improvements. In exchange, the Company receives all system revenues, currently estimated to be $4 million annually. At the end of the lease, the City is required to reimburse the Company for the undepreciated value of capital improvements made by the Company.

REGULATORY MATTERS

In July 1995, the Company filed with the California Public Utilities
Commission (Commission) for rate increases in five districts representing about 47% of total customers. In early April 1996, hearings before the Commission regarding this filing were completed and a decision in this matter is anticipated from the full Commission in June. The Commission staff and Company have stipulated to a 10.3 percent return on equity which will increase revenue by about $10,600,000 over a four year period. The Company's application to the Commission had requested a 12.1 percent return on equity which would have resulted in a total revenue increase of $26,000,000 spread over a four year period.

LIQUIDITY

Interest expense on long-term debt increased by $315,000. The increase resulted from $364,000 of interest expense on the Series A senior notes issued in August 1995 which was partially offset by reduced first mortgage bond interest due to the retirement of the Series J bonds and sinking fund payments made in the third quarter of 1995. Short-term interest expense declined $100,000 due to reduced borrowings during the current quarter as compared to the prior year under the Company's $30 million bank line of credit.

The first quarter common dividend was paid on February 15, 1996 at $0.52 per share. The $0.52 represents a one cent increase in the quarterly dividend as approved by the Board of Directors at their January meeting. Annualized, the dividend rate is $2.08 per common share.

Under the Company's Dividend Reinvestment Plan (Plan), 10,256 new common shares were issued to shareholders who elected to reinvest their dividends in additional shares. The new shares were issued at a price of $35.40 per share which contributed $363,000 to shareholders' equity. About 11% of the outstanding shares participate in the Plan. Issuance of the additional shares has a dilutive effect in earnings per share calculations and upon existing equity of shareholders not participating in the Plan. However, the issuance of new shares reduces quarterly cash required to fund dividend payments by about $360,000 per quarter.

During the quarter, utility plant expenditures totaled $11,695,000, including $6,515,000 for the up front lease payment for the City of Hawthorne water system and $5,180,000 for additions to and replacements of utility plant.
Of the $5,180,000, $3,521,000 was funded through the Company's construction budget with the balance consisting of developers' contributions in aid of construction and refundable advances for construction. The 1996 Company construction budget has been authorized at $22,200,000.

WATER SUPPLY

The Company believes that its various sources of water supply are sufficient to meet customer demand for the remainder of the year. Approximately half of the water source is purchased from wholesale suppliers with the other half pumped from wells. Storage in state reservoirs was about 120% of historic average as of March 31, 1996 and groundwater levels remain adequate.
PART II    OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits required to be filed by Item 601 of Regulation S-K
                                                               Sequential
   Exhibit                                                   Page Numbers
    Number   Description                                   in this report

     10.17   Agreement between the City of                             12
             Hawthorne and California Water
             Service Company for the 15 year
             lease of the City's water system

(b) No reports on Form 8-K have been filed during the quarter ended March 31, 1996.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CALIFORNIA WATER SERVICE COMPANY
Registrant


                  /s/   GERALD F. FEENEY
May 6, 1996             Gerald F. Feeney
                        Vice President, Chief Financial Officer
                        and Treasurer