Form 10-Q
period 1996-06-30
CALIFORNIA WATER SERVICE CO
filed 1996-08-08
CIK 16422

                  UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549
                                     FORM 10-Q

(Mark One)
 ___
|_X_| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   June 30, 1996

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

Yes     No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
Common shares outstanding as of July 31, 1996 - 6,289,896
This Form 10-Q contains a total of 13 pages.

                                                                           1

PART I - FINANCIAL INFORMATION

CALIFORNIA WATER SERVICE COMPANY

ITEM 1 FINANCIAL STATEMENTS

BALANCE SHEET
                                                         (In Thousands)
                                                 June 30,           Dec. 31,
                                                   1996                1995

ASSETS
Utility plant                                  	 $602,522          $584,392
Less depreciation                                 168,901           162,217
Net utility plant                                 433,621           422,175

Current assets:
Cash and cash equivalents                             920             6,273
Accounts receivable                                16,610            13,663
Unbilled revenue                                    7,722             6,306
Materials and supplies                              2,470             2,518
Taxes and other prepaid expenses                    3,659             3,949
Total current assets                               31,381            32,709

Regulatory assets                                  25,448            25,316
Other deferred assets                               4,571             4,683
                                                 $495,021          $484,883

CAPITALIZATION AND LIABILITIES
Capitalization
Common shareholders' equity:
Common stock                                      $44,228           $43,507
Retained earnings                                 103,853           103,442
Total common shareholders' equity                 148,081           146,949

Preferred stock                                     3,475             3,475
Long term debt                                    145,540           145,540
Total capitalization                              297,096           295,964
Current liabilities:
Short-term borrowings                               2,000                 0
Accounts payable                                   18,284            14,807
Accrued expenses and other liabilities             13,103            11,023
Total current liabilities                          33,387            25,830

Invest tax credit                                   3,179             3,352
Deferred income taxes                              13,939            14,056
Advances for construction                          95,256            94,100
Contributions in aid of construction               40,697            40,114
Regulatory liability                               11,467            11,467
                                                 $495,021          $484,883

See accompanying notes on page 5
                                                                           2

CALIFORNIA WATER SERVICE COMPANY
STATEMENT OF INCOME
                                                              June 30
                                                        1996           1995
                                                            In Thousands
FOR THE THREE MONTHS ENDED:
Operating revenue                                     49,048         40,371
Operating expenses:
Operation                                             29,306         25,493
Maintenance                                            1,996          1,847
Depreciation                                           3,139          2,859
Federal income taxes                                   3,108          1,834
State income taxes                                       918            543
Property and other taxes                               1,735          1,634
                                                      40,202         34,210
Net operating income                                   8,846          6,161
Other income and expenses
Interest and amortization on long-term debt            2,952          2,637
Other income and expenses, net                            58             57
                                                       3,010          2,694
Net income                                             5,836          3,467
Preferred dividends                                       38             38
Net income available for common stock                  5,798          3,429
Weighted average shares outstanding                    6,285          6,247
Earnings per share of common stock                      0.92           0.55
Dividends per share of common stock                     0.52           0.51


FOR THE SIX MONTHS ENDED:
Operating revenue                                     81,346         70,787
Operating expenses:
Operation                                             50,136         45,087
Maintenance                                            3,813          3,709
Depreciation                                           6,144          5,718
Federal income taxes                                   3,705          2,357
State income taxes                                     1,099            703
Property and other taxes                               3,575          3,367
                                                      68,472         60,941
Net operating income                                  12,874          9,846
Other income and expenses
Interest and amortization on long-term debt            5,904          5,274
Other income and expenses, net                          (43)             66
                                                       5,861          5,340
Net income                                             7,013          4,506
Preferred dividends                                       76             76
Net income available for common stock                  6,937          4,430
Weighted average shares outstanding                    6,280          6,247
Earnings per share of common stock                      1.10           0.71
Dividends per share of common stock                     1.04           1.02


See accompanying notes on page 5
                                                                           3

CALIFORNIA WATER SERVICE COMPANY
STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED:

                                                         In Thousands
                                                           JUNE  30
                                                       1996            1995

Operating activities:
 Net income                                         $ 7,013         $ 4,506
 Adjustments to reconcile net income to net
 cash provided by operating activities:
  Depreciation                                        6,144           5,718
  Regulatory assets and liabilities, net              (132)            (95)
  Deferred income taxes and investment tax credits    (291)             211
  Change in assets and liabilities:
   Accounts receivable                              (2,948)           (426)
   Unbilled revenue                                 (1,415)           (250)
   Materials and supplies                               463              14
   Taxes and other prepaid expenses                     290           1,034
   Accounts payable                                   3,477           2,153
   Accrued expenses and other liabilities             2,080             665
   Other changes, net                                    25             323
    Net adjustments                                   7,693           9,347
    Net cash provided by operating activities        14,706          13,853
Investing activities:
  Utility plant expenditures                       (18,458)        (12,492)
Financing activities:
 Net short-term borrowings                           2,000           3,000
 Proceeds from issuance of common stock                721               0
 Advances for construction                           2,929           2,791
 Contributions in aid of construction                1,067             876
 Refunds of advances for construction              (1,716)         (1,696)
 Dividends                                         (6,602)         (6,448)
    Net cash used for financing activities         (1,601)         (1,477)
Change in cash and cash equivalents                (5,353)           (116)
Cash and cash equivalents at start of period         6,273           1,301
Cash and cash equivalents at end of period         $   920        $  1,185


See accompanying notes on page 5                                          4





Notes:
1.Due to the seasonal nature of the water business, the results for interim periods are not indicative of the results for a twelve month period.

2.The interim financial information is unaudited. In the opinion of management, the accompanying financial statements reflect all adjustments which are necessary to provide a fair statement of the results for the periods covered. The adjustments consist only of normal recurring adjustments.

3.Earnings per share are calculated on the weighted average number of common shares outstanding during the period and net income available for common stock as shown on the Statement of Income.

4.Refer to 1995 Annual Report on Form 10-K for a summary of significant accounting policies and detailed information regarding the financial statements.

                                                                           5

PART I	FINANCIAL INFORMATION

Item 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF SECOND QUARTER OPERATIONS

Net income for the second quarter was $5,836,000 equivalent to $0.92 per common share, a 37 cent or 67% increase from the $0.55 earned in 1995.

Operating revenue increased $8,677,000 to $49,048,000, primarily in response to increased customer consumption due to warmer and drier weather this year compared to last year's second quarter weather. The increase in operating revenue is accounted for in the following table:

General and step rate increases     $1,150,000
Offset rate increases                  939,000
Total rate increases                 2,089,000
Increased consumption                5,274,000
Usage by 8,200 new customers         1,314,000
Net revenue increase                $8,677,000

Water production for the quarter was 18% above last year's level. Well production provided 53% of the supply with 46% purchased from wholesale suppliers and 1% obtained from surface supply and processed through the Company's Bear Gulch district treatment plant. Total production for the quarter was 30,418 million gallons compared to 25,133 million gallons in 1995. Water production costs, which includes purchased water, purchased power and pump taxes, increased $3,558,000 or 23% due to the additional production and suppliers' rate increases which became effective in seven districts since last year. The

                                                                            6


purchased water rate increases ranged from 1% to 15%. Power savings were achieved by taking advantage of modified power rate tariffs offered by suppliers. Four districts have higher pump tax rates in effect this year. The components of water production expense and the changes from last year are shown in the table below:

                                 Second Quarter      Dollar
                                      1996 Cost      Change

Purchased water                     $14,045,000  $2,942,000
Purchased power                       3,520,000     344,000
Pump taxes                            1,242,000     272,000
Total                               $18,807,000  $3,558,000


Other operations expense increased $256,000, primarily due to a 3.5% general wage increase which was effective January 1st and increases in related employee benefits.

Federal and state income taxes increased $1,649,000 because of greater taxable income.

REGULATORY MATTERS

The California Public Utilities Commission (Commission) issued its decision concerning the Company's 1995 rate case filing. The decision, which became effective on June 11, applies to five districts covering about 47 percent of the Company's customers. During the first full year, the new rates will provide for $6,668,000 of additional revenue, including $1,242,000 of step and offset rate increases that were effective at the start of 1996. For the five districts, the decision includes a provision to accelerate recovery of the Company's utility plant investment, resulting in an

                                                                            7

annualized depreciation rate for these districts of about 2.6 percent. The Commission staff and Company stipulated to a 10.3 percent return on equity. The final decision will provide an estimated $10,600,000 in new revenue over a four year period. The Company's application to the Commission had requested a 12.1 percent return on equity which would have resulted in a total revenue increase of $26,000,000 spread over a four year period.

In July, 1996, the Company filed its 1996 rate application with the Commission covering two districts, Livermore and Palos Verdes, which represents about 11 percent of the total customers. A 12.05 percent return on equity was requested in the application which would yield $2,780,000 of additional revenue over a four year period with $2,530,000 anticipated in the first full year the rates are effective.


LIQUIDITY

Interest and amortization expense on long-term debt increased by $315,000.
The increase resulted from $364,000 of interest expense on the Series A senior notes issued in August 1995 which was partially offset by reduced first mortgage bond interest due to the retirement of the Series J bonds and sinking fund payments made in the fourth quarter of 1995. Short-term interest expense declined $123,000 due to reduced borrowings under the Company's $30 million bank line of credit during the second quarter as compared to the prior year. At June 30, 1996, $2,000,000 was outstanding under the bank line of credit

                                                                            8

compared to $10,000,000 in 1995. Cash flow during the quarter was strong due to the increased revenue.

The second quarter common dividend was paid on May 15, 1996 at $0.52 per share. This was the Company's 207th consecutive quarterly dividend. The $0.52 is a one cent increase over the 1995 dividend rate. Annualized, the dividend rate is $2.08 per common share. The regular dividend was paid on the Series C preferred stock.

Under the Company's Dividend Reinvestment Plan (Plan), 10,299 new common shares were issued to shareholders who elected to reinvest their dividends in additional shares. The new shares were issued at a price of $34.775 per share which contributed $358,000 to shareholders' equity. About 11% of the outstanding shares participate in the Plan. Issuance of the additional shares has a dilutive effect in earnings per share calculations and upon existing equity of shareholders not participating in the Plan. However, the issuance of new shares reduces quarterly cash required to fund dividend payments by about $350,000 per quarter.

During the quarter, utility plant expenditures totaled $6,763,000. Of this amount, $5,253,000 was funded through the Company's construction budget with the balance consisting of developers' contributions in aid of construction and

                                                                            9

refundable advances for construction. The 1996 Company construction budget has been authorized at $22,200,000.

WATER SUPPLY

The Company believes that its various sources of water supply are sufficient to meet customer demand for the remainder of the year. Approximately half of the water source is purchased from wholesale suppliers with the other half pumped from wells. The California Department of Water Resources reports that storage in state reservoirs was about 119% of historic average as of June 30, 1996. Groundwater levels remain adequate.

                                                                           10

PART II  OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

(a) The annual meeting of shareholders of California Water Service Company was held at the Company's executive office in San Jose, California on April 17, 1996.

(b) At the annual shareholders' meeting, a Board of Directors was elected for the ensuing year. All directors nominated were elected:

    William E. Ayer                     Robert W. Foy
    Edward D. Harris, Jr., M.D.         Robert K. Jaedicke
    Linda R. Meier                      Peter C. Nelson
    C. H. Stump                         Edwin E. Van Bronkhorst
    J. W. Weinhardt

(c) Two matters were voted on at the meeting: (1) election of directors for the ensuing year and (2) ratification of the Company's selection of independent auditors for 1996.

   (1)  Tabulation of votes for the election of directors was:

                                             For             Withheld
        William E. Ayer                6,474,259               59,341
        Robert W. Foy.                 6,485,933               47,667
        Edward D. Harris, Jr., M.D     6,479,235               54,365
        Robert K. Jaedicke             6,475,523               58,077
        Linda R. Meier                 6,478,459               55,141
        Peter C. Nelson                6,470,308               63,292
        C. H. Stump                    6,477,179               56,421
        Edwin E. Van Bronkhorst        6,478,224               55,376
        J. W. Weinhardt                6,470,546               63,054

                                                                           11


(2) KPMG Peat Marwick was elected to serve as independent auditors for 1996. There were 6,441,090 votes cast in favor of KPMG Peat Marwick, 33,535 votes against and 58,975 abstentions.


Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits required to be filed by Item 601 of Regulation S-K.
     None

(b)  No reports on Form 8-K have been filed during the quarter ended
     June 30, 1996.


SIGNATURES

Pursuant to the requirement of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


CALIFORNIA WATER SERVICE COMPANY
Registrant

/s/  Gerald F. Feeney

Vice President, Chief Financial Officer and Treasurer

August 5, 1996