Form 10-Q
period 1996-09-30
CALIFORNIA WATER SERVICE CO
filed 1996-11-12
CIK 16422

UNITED STATES SECURITIES AND EXCHANGE  COMMISSION
                              WASHINGTON, D.C. 20549
                                   FORM 10-Q
(Mark One)
 ____
|_X_| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the quarterly period ended  September 30, 1996
                       OR
____
|___|	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number         0-464

                    California Water Service Company
           (Exact name of registrant as specified in its charter)

  California                                 94-0362795
(State or other jurisdiction        (I.R.S. Employer Identification No.)
of incorporation or organization)

1720 North First Street, San Jose, CA           95112
(Address of principal executive offices)     (Zip Code)

                       1-408-451-8200
       (Registrant's telephone number, including area code)

                          Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes    No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common shares outstanding as of November 1, 1996 - 6,299,789. This Form 10-Q contains a total of 21 pages.


PART I - FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS

CALIFORNIA WATER SERVICE COMPANY

BALANCE SHEET

                                                         (In Thousands)
                                               Sept 30, 1996    Dec. 31, 1995
ASSETS

Utility plant                                       $611,056         $584,392
Less depreciation                                  (172,341)        (162,217)
Net utility plant                                    438,715          422,175

Current assets:
Cash and cash equivalents                              6,016            6,273
Accounts receivable                                   16,699           13,663
Unbilled revenue                                       8,403            6,306
Materials and supplies                                 2,353            2,518
Taxes and other prepaid expenses                       6,211            3,949
Total current assets                                  39,682           32,709

Regulatory assets                                     25,497           25,316
Other deferred assets                                  4,519            4,683
                                                    $508,413         $484,883

CAPITALIZATION AND LIABILITIES

Capitalization

Common shareholders' equity:
Common stock                                         $44,583          $43,507
Retained earnings                                    109,217          103,442
Total common shareholders' equity                    153,800          146,949

Preferred stock                                        3,475            3,475
Long term debt                                       145,540          145,540
Total capitalization                                 302,815          295,964

Current liabilities:
Accounts payable                                      18,843           14,807
Accrued expenses and other liabilities                20,180           11,023
Total current liabilities                             39,023           25,830

Investment tax credit                                  3,179            3,352
Deferred income taxes                                 14,812           14,056
Advances for construction                             95,325           94,100
Contributions in aid of construction                  41,792           40,114
Regulatory liability                                  11,467           11,467
                                                    $508,413         $484,883


See accompanying notes on page 5                                            2




CALIFORNIA WATER SERVICE COMPANY
STATEMENT OF INCOME                                         SEPTEMBER 30,
                                                        1996             1995
                                                             In Thousands
FOR THE THREE MONTHS ENDED:

Operating revenue                                     $59,230         $53,276
Operating expenses:
 Operation                                             34,319          33,008
 Maintenance                                            2,186           2,000
 Depreciation                                           3,263           2,859
 Federal income taxes                                   4,634           3,447
 State income taxes                                     1,365           1,018
 Property and other taxes                               1,975           1,848
 Total Operating Expenses                              47,742          44,180
Net operating income                                   11,488           9,096
Other income and expenses:
 Interest and amortization on long-term debt            2,953           2,791
 Other income and expenses, net                         (138)           (167)
                                                        2,815           2,624
Net income                                              8,673           6,472
Preferred dividends                                        38              38
Net income available for common stock                  $8,635          $6,434
Weighted average shares outstanding                     6,295           6,253
Earnings per share of common stock                      $1.37           $1.03
Dividends per share of common stock                     $0.52           $0.51

FOR THE NINE MONTHS ENDED:

Operating revenue                                    $140,577        $124,063
Operating expenses:
 Operation                                             84,604          78,095
 Maintenance                                            5,999           5,708
 Depreciation                                           9,407           8,577
 Federal income taxes                                   8,339           5,804
 State income taxes                                     2,464           1,721
 Property and other taxes                               5,550           5,215
 Total Operating Expenses                             116,363         105,120
Net operating income                                   24,214          18,943
Other income and expenses:
 Interest and amortization on long-term debt            8,859           8,065
 Other income and expenses, net                         (331)           (101)
                                                        8,528           7,964
Net income                                             15,686          10,979
Preferred dividends                                       114             114
Net income available for common stock                  15,572          10,865
Weighted average shares outstanding                     6,285           6,249
Earnings per share of common stock                      $2.48           $1.74
Dividends per share of common stock                     $1.56           $1.53


See accompanying notes on page 5                                            3

CALIFORNIA WATER SERVICE COMPANY
STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED

                                                        In Thousands
                                                        SEPTEMBER 30
                                                    1996            1995
Operating activities:
 Net Income                                      $15,686         $10,979
 Adjustments to reconcile net income to net
  cash provided by operating activities:
  Depreciation                                     9,407           8,577
  Regulatory assets and liabilities, net           (181)           (142)
  Deferred income taxes and investment tax
   credits, net                                      582             103
 Change in assets and liabilities:
  Accounts receivable                            (3,037)         (2,827)
  Unbilled revenue                               (2,097)         (2,375)
  Materials and supplies                             165             288
  Taxes and other prepaid expenses               (2,262)         (1,734)
  Accounts payable                                 4,036           5,126
  Accrued expenses and other liabilities           9,158           8,323
  Other changes, net                                 644             944
  Net adjustments                                 16,415          16,283
  Net cash provided by operating activities       32,101          27,262

Investing activities:
  Utility plant expenditures                    (27,298)        (18,716)

Financing activities:
  Net short-term borrowings                        --            (7,000)
  Proceeds from issuance of senior notes           --             20,000
  Proceeds from issuance of common stock           1,076             --
  Advances for construction                        4,059           3,870
  Contributions in aid of construction             2,440           1,370
  Refunds of advances for construction           (2,724)         (2,671)
  Dividends                                      (9,911)         (9,673)
  Net cash used for financing activities         (5,060)           5,896

Change in cash and cash equivalents                (257)          14,442
Cash and cash equivalents at start of period       6,273           1,301
Cash and cash equivalents at end of period        $6,016         $15,743



See accompanying notes on page 5                                           4





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

Item 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF THIRD QUARTER OPERATIONS

Net income for the third quarter of 1996 was $8,673,000, equivalent to $1.37 per common share, a 34 cents increase from the $1.03 earned in last year's third quarter.

Operating revenue increased $5,954,000 from 1995 to $59,230,000. The increase in operating revenue is accounted for in the following table:

General and step rate increases                 $3,515,000
Offset rate increases                              534,000
  Total rate increases                           4,049,000
Increased consumption                              400,000
Usage by 9,300 new customers                     1,505,000
  Net revenue increase                          $5,954,000

In June, the California Public Utilities Commission (Commission) authorized a general rate increase for five operating districts representing about 47 percent of the Company's customer base. The benefit of the rate increases were in place for the full third quarter and is reflected in the revenue increases shown in the table above. The 9,300 new customers added this year includes 6,000 customers added under the Hawthorne lease agreement which became effective in the first quarter.

Water production for the quarter was three percent above last year's level. Well production provided 56 percent of the supply with 44 percent purchased from wholesale suppliers. Water production cost, which includes purchased water, purchased power and pump taxes, increased $452,000 or two percent. Wholesale water suppliers' rates remained relatively unchanged from last year and savings were realized in purchased power costs in certain

                                                                          6


districts due to less expensive supplier rate tariffs. The components of water production expense and the changes from last year are shown in the table below:

                            Third Quarter  	Dollar   Percent
                                1996 Cost   Change    Change

Purchased water               $16,200,000   $684,000       4
Purchased power                 4,869,000   (465,000)     (9)
Pump taxes                      1,732,000    233,000      15
Total                         $22,801,000   $452,000

Other operations expense increased $859,000, primarily due to a 3.5 percent general wage increase which was effective January 1 and increases in related employee benefits.

Maintenance expense increased $186,000 during the quarter, primarily due to various scheduled projects and main repairs.

Depreciation expense was $404,000 greater this year. In addition to increased depreciation expense resulting from utility plant additions, the Commission's June rate case decision provided for about $200,000 of added depreciation during the quarter, equivalent to $810,000 on an annualized basis. Recovery of the increase is reflected in the new customer rates which became effective June 11 for the five districts covered by the decision.

Federal and state income taxes increased $1,534,000 because of higher taxable income.


REGULATORY MATTERS

In July, the Company filed its 1996 rate application with the Commission covering two districts, Livermore and Palos Verdes, which represents about 11 percent of the total customers. A 12.05 percent return on equity was requested in the application which would yield $2,780,000 of additional revenue over a four year period with $2,530,000 anticipated in the first full year the rates are effective. A decision from the Commission is expected during the latter part of next year's second quarter.

During the quarter, federal legislation was enacted which repealed the income tax on deposits and facilities contributed by developers, known as

                                                                           7



contributions in aid of construction (CIAC), to investor-owned water utilities for construction of new utility plant. Since the tax had primarily been collected from developers as a cost of each development, the federal tax law change will reduce each development's cost. The Company's cash flow will improve to the extent the Company was required to participate in the tax payments. The legislation requires new utility plant to be depreciated over a 25 year life using straight line depreciation. California state tax continues to apply to CIAC.

LIQUIDITY

At September 30, 1996, temporary investments totaled $4,000,000. The funds will be required on November 1 to fund semi-annual debt interest payments, first mortgage bond sinking fund requirements and the maturity of Series K first mortgage bonds.

Interest on long-term debt increased $161,000 due to the sale of the $20,000,000 Series A senior notes in August 1995. The notes were outstanding for the full third quarter in 1996. Other interest expense decreased because of a reduced need for borrowings under the Company's bank line of credit. Bank borrowings were higher during the period prior to the senior note sale, resulting in higher 1995 interest expense.

On August 15, 1996, the third quarter common dividend was paid at $0.52 per share. Under the Company's Dividend Reinvestment Plan (Plan), 9,893 new common shares at an average share price of $35.87 were issued to shareholders who elected to reinvest their dividend in additional shares. The dividend reinvestment program contributed $355,000 to shareholders' equity. About 11 percent of the outstanding shares participate in the Plan. The regular dividend was also paid on the Series C preferred stock.

Issuance of the additional shares will have a dilutive effect in earnings per share calculations and upon existing equity of shareholders not participating in the Plan.

                                                                           8



During the quarter, utility plant expenditures totaled $8,840,000. Of this amount, $6,136,000 was funded through the Company's construction budget with the balance consisting of developers' contributions in aid of construction and refundable advances for construction. On a year-to-date basis, plant expenditures have been $27,298,000 with $21,425,000 provided by Company funds. The Company funded expenditures include $14,925,000 for the ongoing construction budget and $6,500,000 for the City of Hawthorne lease payment.

WATER SUPPLY

The Company believes that its various sources of water supply are adequate to meet customer demand for the balance of this year. Storage in state reservoirs at September 30, 1996 is about 120% of average as reported by
the California Department of Water Resources.   This storage level should
provide an adequate storage carryover into 1997.





                                                                           9


PART II   OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

 (a) Exhibits required to be filed by Item 601 of Regulation S-K

                                                                  Sequential
  Exhibit                                                       Page Numbers
   Number    Description                                      in this report

    10.18    Water Supply Agreement dated                                 11
             September 25, 1996 between
             City of Bakersfield and California
             Water Service Company

 (b) No reports on Form 8-K have been filed during the quarter ended September 30, 1996.


SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


CALIFORNIA WATER SERVICE COMPANY
Registrant


                                      /s/  Gerald F. Feeney
November 6, 1996                      Gerald F. Feeney
                                      Vice President, Chief Financial Officer
                                      and Treasurer



                                                                           10