Form 10-K405
period 1996-12-31
CALIFORNIA WATER SERVICE CO
filed 1997-03-25
CIK 16422

Total Number of Pages - 32

        UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C. 20549
                           Form 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1996

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

Securities registered pursuant to Section 12(b) of the Act:
Title of Each Class         Name of Each Exchange on Which Registered
Common Stock, No Par Value          New York Stock Exchange

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

The aggregate market value of the voting stock held by non-affiliates of the Registrant - $265,001,940 at February 28, 1997.

Common stock outstanding at February 28, 1997 - 6,309,570 shares.

EXHIBIT INDEX

The exhibit index to this Form 10-K is on page  28

DOCUMENTS INCORPORATED BY REFERENCE

Designated portions of Registrant's Annual Report to
Shareholders for the calendar year ended December 31, 1996 ("1996
Annual Report") are incorporated by reference in Part I (Item 1),
Part II (Items 5, 6, 7 and 8) and in Part IV (Item 14(a)(1)).

Designated portions of the Registrant's Proxy
Statement/Prospectus of California Water Service Company and California Water Service Group (Proxy Statement/Prospectus), dated March 18, 1997, relating to the 1997 annual meeting of shareholders are incorporated by reference in Part III (Items 10, 11 and 12) as of the date the Proxy Statement was filed with the Securities and Exchange Commission. The Proxy Statement/Prospectus was filed under EDGAR on March 4, 1997.


TABLE OF CONTENTS


                                              Page
PART I
Item 1. Business............................     5
     a. General Development of Business.....     5
        Regulation and Rates................     5
     b. Financial Information about
          Industry Segments.................     7
     c. Narrative Description of Business...     7
        Geographical Service Areas and Number
         of Customers at year-end...........     9
        Water Supply........................    10
        Nonregulated Operations............     13
        Utility Plant Construction Program
          and Acquisitions..................    14
        Quality of Supplies.................    14
        Competition and Condemnation........    15
        Environmental Matters ..............    16
        Human Resources.....................    16
     d. Financial Information about Foreign and
        Domestic Operations and Export
         Sales .............................    18

Item 2. Properties .........................    18

Item 3. Legal Proceedings...................    18

Item 4. Submission of Matters to a Vote of
          Security Holders..................    19

Executive Officers of the Registrant........    20

PART II

Item 5. Market for Registrant's Common Equity
         and Related Stockholder Matters....    21

Item 6. Selected Financial Data.............    21

Item 7. Management's Discussion and Analysis
         of Financial Condition
         and Results of Operations..........    21

Item 8. Financial Statements and
         Supplementary Data.................    22

Item 9. Changes in and Disagreements with
         Accountants on Accounting and
         Financial Disclosure..............     22

PART III

Item 10. Directors and Executive Officers
          of the Registrant.................    22

Item 11. Executive Compensation..............   22

Item 12. Security Ownership of Certain
          Beneficial Owners and Management..    22

Item 13. Certain Relationships and Related
          Transactions......................    22


PART IV

Item 14. Exhibits, Financial Statement Schedules,
          and Reports on Form 8-K...........   23

Signatures..................................   24

Independent Auditors' Report................   26

Schedules...................................   27

Exhibit Index...............................   28


PART I

Item 1  Business.

a.  General Development of Business.

California Water Service Company ("Company") is a public utility providing water service to 376,100 customers in 56 California cities and communities through 21 separate water systems or districts. In the Company's 20 regulated systems, which serve 370,100 customers, rates and operations are subject to the jurisdiction of the California Public Utilities Commission ("Commission" or "PUC"). An additional 6,000 customers receive service through a long-term lease of the City of Hawthorne water system, which is not subject to Commission regulation. The Company also has contracts with various municipalities to operate water systems and provide billing services to 27,500 other customers.

The Company, the largest investor-owned water company in California, was incorporated under the laws of the State of California on December 21, 1926. Its mailing address and principal executive offices are located at 1720 North First Street, San Jose, California; telephone number: 1-408-451-8200. The Company maintains a web site which can be accessed via the Internet at http://www.calwater.com.

During the year ended December 31, 1996, there were no significant changes in the kind of products produced or services rendered by the Company, or in the Company's markets or methods of distribution.

In November 1996, the Company announced its intention to form a holding company. Shareholders will vote on this proposal at their annual meeting on April 16, 1997. In January 1997, the Company also announced plans to effectively split its common stock on a two-for-one basis. The split will be accomplished, together with a proportionate adjustment of preferred stock voting rights, during formation of the holding company by a planned conversion of each common share of California Water Service Company stock into two shares of holding company common stock and a conversion of each preferred share of California Water Service Company into one share of holding company preferred stock. By approving the holding company structure, shareholders will also approve the stock split.


Rates and Regulations.

Rates, service and other matters for the Company's regulated business are subject to the jurisdiction of the Commission. The Commission's decisions and the timing of those decisions can have an important impact on Company operations and results of operations.

The Company's 20 regulated systems, each of which is within the State of California, are operated as 20 separate districts, however, the systems are not integrated with one another, and except for allocation of general office expenses and the determination of cost of capital, the expenses and revenues of individual districts are not affected by operations in other districts. Cost of capital (i.e. return on debt and equity) is determined on a company-wide basis. Otherwise, the PUC requires that each district be considered a separate and distinct entity for ratemaking purposes.

Since the Commission requires that water rates for each Company operating district be determined independently, the Company annually files general rate case applications for a portion of its districts, typically requesting rate increases. Thus, the number of customers affected by each filing, varies from year to year. The decision to file a general rate case depends on various factors including the time since the last general rate case was filed, the return being earned in each district, expected current returns and the need for capital spending.

According to its rate case processing procedures for water utilities, the Commission attempts to issue decisions within eight months of acceptance of the general rate case application. Rates are set prospectively for a three-year period, with a provision for step increases, which are designed to maintain the authorized rate of return between rate case filings. Offset rate adjustments are allowed as required for changes in the costs of purchased water, power and pump taxes.

General rate case applications, which had been filed with the Commission during 1995 for five districts serving 47 percent of the Company's customers, were finalized by the Commission in 1996. The applications requested a rate of return on common equity (ROE) of 12.1 percent and additional revenue of $26.7 million over a three-year period. The Commission staff recommended a rate of return of 9.9 percent, however, a stipulation agreement was reached with the staff for a 10.3 percent ROE in January 1996. The Commission's decision for this rate case series was issued in June 1996. During the first full year, the decision is expected to provide $5.4 million of added revenue, including $1.2 million in step rate increases which were effective at the start of 1996. Over a four-year period, the decision will provide about $10.6 million in new revenue. The decision includes a provision to accelerate the recovery of the Company's utility plant investment, resulting in an increase in the annualized depreciation rate for these districts of 2.6 percent compared to a 2.4 percent rate experienced in recent years.

In July 1996, general rate cases were filed for two districts representing 11 percent of the regulated customers. The Company requested an ROE of 12.05 percent, while the Commission staff recommended 10.1 percent. In January 1997, the Company and Commission staff stipulated to a ROE of 10.35 percent. Additional 1997 revenue of $1.6 million is anticipated as a result of the decision, along with step rate increases to become effective in the following three years. Although there can be no assurance that the Commission will approve the stipulation agreement, both the Company and Commission staff were signatories to the agreement. The Company expects the Commission's decision to be finalized by mid year.

In January 1995, a consultant retained by the Commission's Division of Ratepayer Advocates completed a report on the reasonableness of the Second Amended Contract between the Company, Stockton-East Water District, the City of Stockton and San Joaquin County, pertaining to the sale and delivery of water to the Company's Stockton District by the Stockton-East Water District. The report alleges that the Company was required to receive Commission approval prior to entering into the Second Amended Contract and furthermore challenges the reasonableness of the Second Amended Contract for ratemaking purposes. However, the report does not include specific ratemaking recommendations. It is difficult to assess the potential impact on the Company if the report were to be adopted by the Commission. However, the Company anticipates that if there is any adverse financial impact as a result of the report, such impact would be prospective, affecting only future rates for the Stockton district. Hearings have not yet been scheduled on the report by the assigned administrative law judge. Following hearings at which the Company intends to present evidence to rebut the report, the assigned administrative law judge will render a proposed decision for comment and eventual Commission consideration. Management intends to vigorously defend its position that the Second Amended Contract did not require prior Commission approval and is reasonable for ratemaking purposes.

b.  Financial Information about Industry Segments.

The Company has only one business segment.

c.  Narrative Description of Business.

The Company's business consists of the production, purchase, storage, purification, distribution and sale of water for domestic, industrial, public and irrigation uses, and for fire protection. The Company's business fluctuates according to the demand for water, which is partially dictated by seasonal conditions, such as summer temperatures or the amount and timing of precipitation during the year. The Company holds such franchises or permits in the communities it serves as it judges necessary to operate and maintain its facilities in the public streets. The Company distributes its water to customers in accordance with accepted water utility methods.

The Company leases the City of Hawthorne water system, has contracts under which it operates three municipally owned water systems and two reclaimed water distribution systems and provides billing services for other municipalities. These operations are discussed in more detail in a following section titled Nonregulated Operations.

The Company intends to continue to explore opportunities to expand operating and other revenue sources. The opportunities could include system acquisitions, contracts similar to the City of Hawthorne arrangement, operating contracts, billing contracts and other utility related services. The Company believes that a holding company structure, as discussed above, will make the Company more competitive in providing nonregulated utility services, which would not be subject to Commission jurisdiction.

Geographical Service Areas and Number of Customers at year-end.

The principal markets for the Company's products are users of water within the Company's service areas. The Company's geographical service areas or districts for both the regulated and nonregulated operations and the approximate number of customers served in each district at December 31, 1996, are listed below.

SAN FRANCISCO BAY AREA

Mid-Peninsula (comprised of San Mateo and San Carlos)        35,600
South San Francisco (including Colma and Broadmoor)          15,400
Bear Gulch (serving Menlo Park, Atherton,
Woodside and Portola Valley)                                 17,200
Los Altos (including portions of Cupertino,
Los Altos Hills, Mountain View and Sunnyvale)                18,000
Livermore                                                    15,600
                                                            101,800

SACRAMENTO VALLEY
Chico (including Hamilton City)                              21,300
Oroville                                                      3,500
Marysville                                                    3,800
Dixon                                                         2,700
Willows                                                       2,300
                                                             33,600

SALINAS VALLEY
Salinas                                                      23,600
King City                                                     2,000
                                                             25,600

SAN JOAQUIN VALLEY
Bakersfield                                                  54,800
Stockton                                                     41,000
Visalia                                                      27,000
Selma                                                         4,800
                                                            127,600

LOS ANGELES AREA
East Los Angeles (including portions of
the cities of Commerce and Montebello)                       26,300
Hermosa Beach and Redondo Beach (including
a portion of Torrance)                                       25,000
Palos Verdes (including Palos Verdes
Estates, Rancho Palos Verdes, Rolling
Hills Estates and Rolling Hills)                             23,500
Westlake (a portion of Thousand Oaks)                         6,700
                                                             81,500

TOTAL REGULATED CUSTOMERS                                   370,100

NONREGULATED OPERATION

Hawthorne                                                     6,000

TOTAL                                                       376,100

Water Supply

The Company's water supply is obtained from wells, surface runoff or diversion, and by purchase from public agencies and other wholesale suppliers. The effects of the six-year California drought, which ended with the 1992-93 winter, and 1995-96 winter rains are discussed below. The Company's supply has been adequate to meet consumption demands, however, during periods of drought, some districts have required water rationing.

California's rainy season usually begins in November and continues through March with December, January and February providing the most rainfall. During winter months reservoirs and underground aquifers are replenished by rainfall. Snow accumulated in the mountains provides an additional water source when spring and summer temperatures melt the snowpack producing runoff into streams and reservoirs, and also replenishing underground aquifers.

During years in which precipitation is especially heavy or extends beyond the spring into the early summer, customer demand can decrease from historic normal levels, generally due to reduced outdoor water usage. This was the case during 1995, when winter rains continued well into the spring along with cooler than normal temperatures. Likewise, an early start to the rainy season can cause a decline in customer usage during the fall months.

The Company's water business is seasonal in nature and weather conditions can have a pronounced effect on customer usage and thus operating revenues and net income. Customer demand generally is less during the normally cooler and rainy winter months, increasing in the spring when warmer weather gradually returns to California and the rains end. Temperatures are warm during the generally dry summer months, resulting in increased demand. Water usage declines during the fall as temperatures decrease and the rainy season approaches.

During years of less than normal rainfall, customer demand can increase as outdoor water usage continues. When rainfall is below average for consecutive years, drought conditions can result and certain customers may be required to reduce consumption to preserve existing water reserves. California experienced a six-year drought which ended with the winter of 1992-93. During that period some Company districts imposed rationing on customers.

The Company delivered 105 billion gallons of water to customers during 1996 of which approximately 50 percent was obtained from wells and 50 percent was purchased from the following suppliers:

                                                                           10
                          Supply
District               Purchased     Source of Purchased Supply

SAN FRANCISCO BAY AREA

Mid-Peninsula               100%     San Francisco Water Department

South San Francisco          96%     San Francisco Water Department

Bear Gulch                   87%     San Francisco Water Department

Los Altos                    79%     Santa Clara Valley Water District

Livermore                    84%     Alameda County Flood Control
                                     and Water Conservation District

SACRAMENTO VALLEY

Oroville                     71%     Pacific Gas and Electric Co.
                              6%     County of Butte

SAN JOAQUIN VALLEY

Bakersfield                  18%     Kern County Water Agency

Stockton                     72%     Stockton-East Water District

LOS ANGELES AREA

East Los Angeles             79%     Central Basin Municipal Water District

Hermosa Beach and
Redondo Beach               100%     West Basin Municipal Water District

Palos Verdes                100%     West Basin Municipal Water District

Westlake                    100%     Russell Valley Municipal Water District

Hawthorne                    68%     West Basin Municipal Water District

The balance of the required supply for the above districts is obtained from wells, except for Bear Gulch where the balance is obtained from surface runoff from the local watershed and processed through the Company's treatment plant before being delivered to the system.

Historically, groundwater has yielded 10 to 15 percent of the Hermosa-Redondo district supply and 15 to 20 percent of the South San Francisco district supply. During 1996, wells in those two districts, were out of service while treatment facilities were being installed. Once the treatment facilities are operative, which is expected to occur during 1997, the wells will be returned to service. Water produced from wells is generally less expensive than water purchased from wholesale suppliers.

The Chico, Marysville, Dixon and Willows districts in the Sacramento Valley, the Salinas and King City districts in the Salinas Valley, and the Selma and Visalia districts in the San Joaquin Valley obtain their entire supply from wells.

Purchases for the Los Altos, Livermore, Oroville, Stockton and Bakersfield districts are pursuant to long-term contracts expiring on various dates after 2011. The supplies for the East Los Angeles, Hermosa-Redondo, Palos Verdes, Westlake and Hawthorne districts are provided to the Company by public agencies pursuant to an obligation of continued nonpreferential service to persons within their boundaries.

Purchases for the South San Francisco, Mid-Peninsula and Bear
Gulch districts are pursuant to long-term contracts with the San
Francisco Water Department expiring June 30, 2009.

The cost of water purchases are subject to pricing changes imposed by the various wholesale suppliers who deliver water to the Company.

The 1995-96 water year provided above average levels of precipitation which assured sufficient supply for the year and above normal carryover into 1997. Heavy rains fell in California during December 1995 through February 1996. Spring weather was drier and warmer than normal, leading to an increase in customer usage which continued into the summer.

Groundwater levels in underground aquifers which provide supply to Company districts served by well water improved in 1996 due to heavy rains. Most regions have recorded positive changes in groundwater levels as compared to 1995. Regional groundwater management planning continues throughout the State as required by Assembly Bill 3030. Enacted in 1992, AB 3030 provides a mechanism for local agencies to maintain control of their groundwater supply. Progress has been made by Consolidated Irrigation District (Selma) and Kaweah Delta Water Conservation District (Visalia) towards the implementation of a water management plan. The Company is participating in the formulation of these plans.

The water supply outlook for 1997 is good, however, California faces long-term water supply challenges. The Company is actively working to meet the challenges by continuing to educate customers on responsible water use practices, particularly in the districts with conservation programs approved by the California Public Utilities Commission.

On an ongoing basis, the Company is actively participating with the Salinas Valley water users and the Monterey County Water Resources Agency (MCWRA) to address the seawater intrusion concern to the water supply for the Salinas district. MCWRA started construction on the Castroville Seawater Intrusion Project in 1995 and deliveries are expected to commence in 1997. When completed, this project will deliver up to 20,000 acre feet of recycled water annually to agricultural users in the Castroville area and is designed to help mitigate seawater intrusion into the region by reducing the need to pump groundwater.

The Company is participating with the City and County of San Francisco, and the cities of San Bruno and Daly City to prepare a groundwater management plan for the Westside Basin from which the Company's South San Francisco District pumps a portion of its supply.


Nonregulated Operations

The Company operates municipally owned water systems for the cities of Bakersfield, Commerce and Montebello, and two private water company systems in the Bakersfield and Salinas districts. The total number of services operated under these contracts is about 23,800. With the exception of the 15-year Hawthorne lease discussed below, the terms of the operating agreements range from one year to three-year periods with provisions for renewals. The first operating agreement was signed with the City of Bakersfield in 1977. The Company has never experienced the cancellation of any of its operating agreements.

Recycled water distribution systems are operated for the West
Basin and Central Basin municipal water districts located in the Los Angeles Basin. Some engineering department services are also provided for these two recycled water systems.

The Company provides meter reading, billing and customer service for the City of Menlo Park's 3,900 water customers. Additionally, sewer and/or refuse billing services are provided to six municipalities.

In February 1996, the Company commenced operation of the City of Hawthorne's 6,000 account water system under terms of a 15-year lease. The system which is near the Company's Hermosa-Redondo district serves about half the City's population. Under terms of the lease, the Company made an up-front $6.5 million lease payment to the City which will be amortized over the lease term. Additionally, the Company will make annual lease payments of $100,000 indexed to changes in water rates, and is responsible for all aspects of system operation including capital improvements, although title to the system and system improvements resides with the City. At the end of the lease, the Company will be reimbursed for the unamortized value of capital improvements. In exchange, the Company receives all system revenues which are estimated to be $4 million annually.

The Company leases various antenna sites to telecommunication companies. Individual lease payments range from $750 to $2,200 per month. The antennas are used in cellular phone and personal communication applications. Other leases are being negotiated for similar uses.

The Company also provides laboratory services to San Jose Water
Company.


Utility Plant Construction Program and Acquisitions

The Company is continually extending, enlarging and replacing its facilities as required to meet increasing demands and to maintain its systems. Capital expenditures, including the Hawthorne up-front lease payment and developer financed projects, for additional facilities and for the replacement of existing facilities amounted to approximately $35.7 million in 1996. Financing was provided by funds from operations, short-term bank borrowings, dividend reinvestments, issuance of senior notes in 1995, advances for construction, and contributions in aid of construction as set forth in the "Statement of Cash Flows" on page 26 of the Company's 1996 Annual Report which is incorporated herein by reference. Company funded expenditures were $27.6 million including the $6.5 million Hawthorne lease payment. Developer payments accounted for $8.1 million. Advances for construction of main extensions are payments or facilities received by the Company from subdivision developers under rules of the Commission. These advances are refundable without interest over a period of 40 years. Contributions in aid of construction consist of nonrefundable cash deposits or facilities received from developers, primarily for fire protection.

The Company's construction budget for additions and improvements to its facilities during 1997 is approximately $23.2 million, exclusive of additions and improvements financed through advances for construction and contributions in aid of construction. Financing is expected to be from internally generated funds, short-term borrowings and long-term debt financing.

Quality of Supplies

The Company maintains procedures to produce potable water in accordance with accepted water utility practice. Water entering the distribution systems from surface sources is treated in compliance with Safe Drinking Water Act standards.
Samples of water from each district are analyzed regularly by the Company's state certified water quality laboratory.

In recent years, federal and state water quality regulations have continued to increase. Changes in the federal Safe Drinking Water Act, which the Company believes will bring treatment costs more in line with the actual health threat posed by contaminants, were enacted by Congress during 1996. The Company continues to monitor water quality and upgrade its treatment capabilities to maintain compliance with the various regulations. These activities include:

 ~ installation of chlorinators at all well sources
 ~ maintaining a State approved compliance monitoring program required by Phase II and V of the Safe Drinking Water Act
 ~ upgrading laboratory equipment

 ~ operating several granular activated carbon (GAC) filtration systems for removal of hydrogen sulfide or volatile organic chemicals ~ placing treatment on two Los Angeles Basin wells and wells at the South San Francisco well field which have elevated levels of iron and manganese; the treatment will allow the Company to return the wells to production and thus use less costly well water, rather than purchased water supplies
 ~ Completion of desktop studies for two water systems in compliance with the Federal Lead and Copper Rule. Chemical water treatment to inhibit and control potential corrosion will be installed in each of these water systems
 ~ monitoring all sources for MTBE, the gasoline additive widely used throughout the State


Competition and Condemnation

The Company is a public utility regulated by the Commission. The Company provides service within filed service areas approved by the Commission. Under the laws of the State of California, no privately owned public utility may compete with the Company in any territory already served by the Company without first obtaining a certificate of public convenience and necessity from the PUC. Under PUC practices, such certificate will be issued only upon showing that the Company's service in such territory is deficient.

California law also provides that whenever a public agency constructs facilities to extend a utility service into the service area of a privately owned public utility, such an act constitutes the taking of property and for such taking the public utility is to be paid just compensation. Under the constitution and statutes of the State of California, municipalities, water districts and other public agencies have been authorized to engage in the ownership and operation of water systems. Such agencies are empowered to condemn properties already operated by privately owned public utilities upon payment of just compensation and are further authorized to issue bonds (including revenue bonds) for the purpose of acquiring or constructing water systems. To the Company's knowledge, no municipality, water district or other public agency has any pending action to acquire or condemn any of the Company's systems.

The water industry is experiencing competitive changes and the potential exists for new growth. The Company has in the past participated in public/private partnerships, such as the lease of a water system, system operation agreements, or billing service contracts, and anticipates future opportunities for further participation and development. The Company has proposed the formation of a holding company structure to enhance its ability to actively compete for the new business. The holding company structure will facilitate the financing, accounting and operation of the nonregulated business activities.

Environmental Matters

The Company is subject to environmental regulation by various governmental authorities. Compliance with federal, state and local provisions which have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, has not had, as of the date of filing of this Form 10-K, any material effect on the Company's capital expenditures, earnings or competitive position. The Company is unaware of any pending environmental matters which will have a material effect on its operations.

Stringent air quality regulations had presented past operational problems for facilities with diesel powered emergency engines. State and local air quality regulations were in conflict with the Company's responsibility to provide water service in times of emergency by subjecting routine testing of these engines to fines if they emitted air pollutants in excess of established air quality standards. In response, the California Water Association, an industry association of California's investor owned public utility water companies, sponsored legislative relief through Assembly Bill 1855 to allow testing of emergency engines without fines. The legislation was enacted in 1996.


Human Resources

As of December 31, 1996, the Company had 633 employees, of whom 163 were executive, administrative and supervisory employees, and 470 were members of unions. In December 1995, two-year collective bargaining agreements, expiring December 31, 1997, were successfully negotiated with the Utility Workers Union of America, AFL-CIO, representing the majority of the Company's field and clerical union employees, and the International Federation of Professional and Technical Engineers, AFL-CIO, representing certain engineering department and water quality laboratory employees. Agreements have been successfully renewed in the past without a labor interruption.

Effective January 1, 1996, Robert W. Foy, who has been a Board member since 1977, was elected Chairman of the Board, replacing
C. H. Stump. Mr. Stump, who had been an employee for 45 years, continues as a Board member.

On February 1, 1996, Peter C. Nelson replaced Donald L. Houck as President and Chief Executive Officer (CEO). Mr. Nelson was previously employed for 24 years by Pacific Gas & Electric Company, the largest California energy utility, most recently as Vice President-Division Operations. Upon his retirement, Mr. Houck had been an employee for 19 years, serving as President and CEO since 1991.

On August 1, 1996, the Board of Directors elected Paul G. Ekstrom, Robert R. Guzzetta, Christine L. McFarlane and Raymond L. Worrell to the officer positions of Corporate Secretary, Vice President - Engineering and Water Quality, Vice President - Human Resources, and Vice President - Chief Information Officer, respectively.
Mr. Ekstrom had been Operations Coordinator; Mr. Guzzetta had been Chief Engineer; Ms. McFarlane had been Director of Human

Resources; and Mr. Worrell had been Director of Information
Systems. Combined they have 100 years of experience with the Company.

d. Financial Information about Foreign and Domestic Operations and Export Sales.

   The Company makes no export sales.


Item 2. Properties.

The Company's physical properties consist of offices and water systems to accomplish the production, storage, purification, and distribution of water. These properties are located in or near the Geographic Service Areas listed above under section Item 1.c. entitled "Narrative Description of the Business." The Company maintains all of its properties in good operating condition.

The Company holds all its principal properties in fee simple title, subject to the lien of the indenture securing the Company's first mortgage bonds, of which $122,153,000 were outstanding at December 31, 1996.

The Company owns 523 wells and operates six leased wells. The Company has 290 storage tanks with a capacity of 216 million gallons and one reservoir located in the Bear Gulch district with a 210 million gallon capacity. There are 4,585 miles of supply and distribution mains in the various systems. The Company owns two treatment plants, one in the Bear Gulch district, the other in Oroville. Both treatment plants are designed to process six million gallons per day. During 1996, the Company's average daily water production was 283 million gallons, while the maximum production on one day was 497 million gallons.

In the systems which the Company leases or operates under contract for cities, title to the various properties is held exclusively by the city.

Item 3. Legal Proceedings.

The State of California's Department of Toxic Substances Control
(DTSC) alleges that the Company is a responsible party for cleanup of a toxic contamination in the Chico groundwater. The DTSC has prepared a draft report titled "Preliminary Nonbinding Allocation of Financial Responsibility" for the cleanup which asserts that the Company's share should be 10 percent. The DTSC estimates the total cleanup cost to be $8.69 million. The toxic spill occurred when cleaning solvents, which were discharged into the city's sewer system by local dry cleaners, leaked into the underground water supply due to breaks in sewer pipes. The DTSC contends that the Company's responsibility stems from the Company's operation of wells in the surrounding vicinity which caused the contamination plume to spread. The Company denies any responsibility for the contamination or the resulting cleanup and intends to vigorously resist any action brought against it. The Company believes that it has insurance coverage for such a claim and that if the Company was ultimately held responsible for a portion of the cleanup

                                                                           18

costs, it would not have a material adverse effect on the Company's financial position.

The Company is not a party to any other legal matters, other than those which are incidental to its business.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders in the fourth quarter of year 1996.

Executive Officers of the Registrant.

Name             Positions and Offices with the Company           Age

Robert W. Foy    Chairman of the Board since January 1, 1996.      60
                 Director of the Company since 1977.  Formerly
                 President and Chief Executive Officer of
                 Pacific Storage Company, Stockton, Modesto,
                 Sacramento and San Jose, California, a
                 diversified transportation and warehousing company, where he had been employed for 32 years.

Peter C. Nelson  President and Chief Executive Officer of the     49
                 Company since February 1, 1996.  Formerly Vice
                 President, Division Operations (1994-1995) and
                 Region Vice President (1989-1994), Pacific Gas
                 & Electric Company, a gas and electric public utility.

Gerald F. Feeney Vice President, Chief Financial Officer and      52
                 Treasurer since November 1994; Controller,
                 Assistant Secretary and Assistant Treasurer from 1976 to 1994. From 1970 to 1976, an audit manager with Peat Marwick Mitchell & Co.

Francis S.       Vice President, Regulatory Matters since August  47
Ferraro          1989.  Employed by the California Public
                 Utilities Commission for 15 years, from 1985 through 1989 as an administrative law judge.

James L. Good    Vice President, Corporate Communications         33
                 and Marketing since January 1995.  Previously
                 Director of Congressional Relations for the National Association of Water Companies from
                 1991 to 1994.

Robert R.        Vice President-Engineering and Water Quality     43
Guzzetta         since August 1996; Chief Engineer, 1990 to 1996;
                 Assistant Chief Engineer, 1988 to 1990; various engineering department positions since 1977.

Christine L.     Vice President-Human Resources since August      50
McFarlane        1996; Director of Human Resources, 1991 to 1996;
                 Assistant Director of Personnel, 1989 to 1991;
                 an employee of the Company since 1969.

Raymond H.       Vice President, Operations since April 1995;     51
Taylor           Vice President and Director of Water Quality,
                 1990 to 1995; Director of Water Quality, 1986 to 1990. Prior to joining the Company in 1982, he was employed by the United States
                 Environmental Protection Agency.

Raymond L.       Vice President-Chief Information Officer since   57
Worrell          August 1996; Director of Information Systems,
                 1991 to 1996; Assistant Manager of Data Processing,
                 1970 to 1991; Data Processing Supervisor, 1967 to 1970.

Calvin L. Breed  Controller, Assistant Secretary and Assistant    41
                 Treasurer since November 1994.  Previously
                 Treasurer of TCI International, Inc.

Paul G. Ekstrom  Corporate Secretary since August 1996;           44
                 Operations Coordinator, 1993 to 1996;
                 District Manager, Livermore, 1988 to 1993;
                 previously served in various field management positions since 1979; an employee of the Company since 1972.

John S. Simpson  Assistant Secretary, Manager of New Business     52
                 since 1991; Manager of New Business development for the past twelve years; served in various management positions with the Company since 1967.

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

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters


The information required by this item is contained in the Section captioned "Quarterly Financial and Common Stock Market Data" on page 34 of the Company's 1996 Annual Report and is incorporated herein by reference. The number of shareholders listed in such section includes the Company's record holders and an estimate of shareholders who hold stock in street name.

Item 6. Selected Financial Data.

The information required by this item is contained in the section captioned California Water Service Company "Ten Year Financial
Review" on pages 14 and 15 of the Company's 1996 Annual Report and is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The information required by this item is contained in the section captioned "Management's Discussion and Analysis of Financial
Condition and Results of Operations," on pages 16 through 21 of the Company's 1996 Annual Report and is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data.

The information required by this item is contained in the sections captioned "Balance Sheet", "Statement of Income", "Statement of Common Shareholders' Equity", "Statement of Cash Flows", "Notes to Financial Statements" and "Independent Auditors' Report" on pages 22 through 35 of the Company's 1996 Annual Report and is incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.


PART III

Item 10. Directors and Executive Officers of the Registrant.

The information required by this item as to directors of the Company is contained in the section captioned "Election of Directors" on pages 16 through 18 of the 1997 Proxy Statement/ Prospectus and is incorporated herein by reference. Information regarding executive officers of the Company is included in a separate item captioned "Executive Officers of the Registrant" contained in Part I of this report.

Item 11. Executive Compensation.

The information required by this item as to directors of the Company is included under the caption "Election of Directors" on pages 16 through 18 of the 1997 Proxy Statement/Prospectus and is incorporated herein by reference. The information required by this item as to compensation of executive officers is included under the caption "Compensation of Executive Officers" on pages 19 through 21 of the Proxy Statement/Prospectus and is incorporated herein by reference.


Item 12. Security Ownership of Certain Beneficial Owners and Management.

The information required by this item is contained in the sections captioned "Election of Directors," "Security Ownership of Certain
Beneficial Owners" and "Security Ownership of Management" pages
16, 17 and 23 of the Proxy Statement/Prospectus and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions.

None.

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a) (1) Financial Statements:

Balance Sheet as of December 31, 1996 and 1995.

Statement of Income for the years ended December 31, 1996, 1995, and 1994.

Statement of Common Shareholders' Equity for the years ended
December 31, 1996, 1995, and 1994.

Statement of Cash Flows for the years ended December 31, 1996, 1995, and 1994.

Notes to Financial Statements, December 31, 1996, 1995, and 1994.

The above financial statements are contained in sections bearing the same captions on pages 22 through 34 of the Company's 1996 Annual Report and are incorporated herein by reference.

(2) Financial Statement Schedule:

Schedule
Number

    Independent Auditors' Report dated January 17, 1997.

II  Valuation and Qualifying Accounts and Reserves--years ending
    December 31, 1996, 1995, and 1994.

    All other schedules are omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.


(3) Exhibits required to be filed by Item 601 of Regulation S-K.

See Exhibit Index on page 28 of this document which is incorporated herein by reference.

The exhibits filed herewith are attached hereto (except as noted) and those indicated on the Exhibit Index which are not filed herewith were previously filed with the Securities and Exchange Commission as indicated. Except where stated otherwise, such exhibits are hereby incorporated by reference.


(B) Report on Form 8-K.

None required to be filed during the fourth quarter of 1996.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CALIFORNIA WATER SERVICE COMPANY

Date: March 19, 1997       By /s/ Peter C. Nelson
                           PETER C. NELSON, President and
                           Chief Executive Officer



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Date: March 19, 1997   /s/ Robert W. Foy
                       ROBERT W. FOY, Chairman,
               	       Board of Directors

Date: March 19, 1997   /s/ Edward D. Harris, Jr.
                       EDWARD D. HARRIS, JR., M.D., Member,
                       Board of Directors

Date: March 19, 1997   /s/ Robert K. Jaedicke
                       ROBERT K. JAEDICKE, Member,
                       Board of Directors

Date: March 19, 1997   /s/ Richard P. Magnuson
                       RICHARD P. MAGNUSON, Member,
                       Board of Directors

Date: March 19, 1997   /s/ Linda R. Meier
                       LINDA R. MEIER, Member,
                       Board of Directors

Date: March 19, 1997   /s/ Peter C. Nelson
                       PETER C. NELSON
                       President and Chief Executive Officer,
                       Member, Board of Directors

Date: March 19, 1997   /s/ C. H. Stump
                       C. H. STUMP, Member,
                       Board of Directors


Date: March 19, 1997   /s/ Edwin E. van Bronkhorst
                       EDWIN E. VAN BRONKHORST, Member,
                       Board of Directors

Date: March 19, 1997   /s/ J. W. Weinhardt
                       J. W. WEINHARDT, Member,
                       Board of Directors

Date: March 19, 1997   /s/ Gerald F. Feeney
                       GERALD F. FEENEY,
                       Vice President, Chief Financial
                       Officer and Treasurer;
                       Principal Financial Officer

Date: March 19, 1997   /s/ Calvin L. Breed
                       CALVIN L. BREED, Controller,
                       Assistant Secretary and Assistant Treasurer;
                       Principal Accounting Officer

Independent Auditors' Report



Shareholders and Board of Directors
California Water Service Company:


Under date of January 17, 1997, we reported on the balance sheet of California Water Service Company as of December 31, 1996 and 1995, and the related statements of income, common shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1996, as contained in the 1996 annual report to shareholders. These financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 1996. In connection with our audits of the aforementioned financial statements, we also audited the related financial statement schedule as listed in the index appearing under Item 14(a)(2). This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.







San Jose, California            /s/ KPMG Peat Marwick LLP
January 17, 1997

CALIFORNIA WATER SERVICE COMPANY                                                                         Schedule II
Valuation and Qualifying Accounts
Years Ended December 31, 1996, 1995 and 1994

                                                                          Additions
                                                     Balance at  Charged to  Charged to                      Balance
                                                      beginning   costs and       other                       at end
Description                                           of period    expenses    accounts    Deductions      of period

1996
(A) Reserves deducted in the balance sheet from
    assets to which they apply:
    Allowance for doubtful accounts                     $76,197    $530,691     $65,445(3)   $572,783(1)     $99,550
    Allowance for obsolete materials and supplies        74,675      48,000                    21,598(2)     101,077

(B) Reserves classified as liabilities in the
    balance sheet:
    Miscellaneous reserves:
    General Liability                                  $826,965    $740,000                  $569,131(2)    $997,834
    Employees' group health plan                        400,004   2,880,000      14,348     2,826,366(2)     467,986
    Retirees' group health plan                         670,998     523,000     241,000       523,000(2)     911,998
    Workers compensation                                260,170     835,430                   595,949(2)     499,651
    Deferred revenue - contributions in aid
      of construction                                 1,930,336                 276,525       407,288(6)   1,799,573
    Disability insurance                                 47,453                 199,097       196,179(2)      50,371
                                                     $4,135,926  $4,978,430    $730,970    $5,117,913     $4,727,413
    Contributions in aid of construction            $40,113,707              $4,062,087(4) $1,109,209(5) $43,066,585


1995
(A) Reserves deducted in the balance sheet from
    assets to which they apply:
    Allowance for doubtful accounts                     $50,816    $429,096     $74,170(3)   $477,885(1)     $76,197
    Allowance for obsolete materials and supplies        $3,393      95,000                    23,718(2)      74,675

(B) Reserves classified as liabilities in the
    balance sheet:
    Miscellaneous reserves:
    General Liability                                  $962,152    $339,960                  $475,147(2)    $826,965
    Employees' group health plan                       $200,387   2,907,000      14,928     2,722,311(2)     400,004
    Retirees' group health plan                        $425,998     507,000     245,000       507,000(2)     670,998
    Workers compensation                               $107,576     879,423                   726,829(2)     260,170
    Deferred revenue - contributions in aid
      of construction                                $1,917,386                 368,180       355,230(6)   1,930,336
    Disability insurance                               $116,130                 200,973       269,650(2)      47,453
                                                     $3,729,629  $4,633,383    $829,081    $5,056,167     $4,135,926
    Contributions in aid of construction            $37,866,799              $3,244,258(4)   $997,350(5) $40,113,707

1994
(A) Reserves deducted in the balance sheet from
    assets to which they apply:
    Allowance for doubtful accounts                     $72,696    $363,284     $71,235(3)   $456,399(1)     $50,816
    Allowance for obsolete materials and supplies       $61,395      11,000                    69,002(2)       3,393

(B) Reserves classified as liabilities in the
    balance sheet:
    Miscellaneous reserves:
    General Liability                                $1,064,300    $340,000                  $442,148(2)    $962,152
    Employees' group health plan                       $882,143   2,549,056      12,262     3,243,074(2)     200,387
    Retirees' group health plan                        $237,000     480,998     189,000       481,000(2)     425,998
    Workers compensation                               $150,523     648,374                   691,321(2)     107,576
    Deferred revenue - contributions in aid
      of construction                                $1,649,386                 572,366       304,366(6)   1,917,386
    Disability insurance                                $97,352                 256,969       238,191(2)     116,130
                                                     $4,080,704  $4,018,428  $1,030,597    $5,400,100     $3,729,629
    Contributions in aid of construction            $34,915,778              $3,858,961(4)   $907,940(5) $37,866,799


Notes:
(1)Accounts written off during the year.
(2)Expenditures and other charges made during the year.
(3)Recovery of amounts previously charged to reserve.
(4)Properties acquired at no cost, cash contributions and net transfer on non-refundable balances from advances to construction.
(5)Depreciation of utility plant acquired by contributions charged to a balance sheet account.
(6)Amortized to revenue.

                                  EXHIBIT INDEX
                                                          Sequential
                                                        Page Numbers
     Exhibit Number                                   in this Report


3.   Articles of Incorporation and by-laws:

3.1  Restated Articles of Incorporation dated                    28
     March 20, 1968; Certificate of Ownership
     Merging Palos Verdes Water Company into
     California Water Service Company dated
     December 22, 1972; Certificate of Amendment
     of Restated Articles of Incorporation dated
     April 7, 1975; Certificate of Amendment of
     Restated Articles of Incorporation dated
     April 16, 1984; Certificate of Amendment of
     Restated Articles of Incorporation dated July
     31, 1987; Certificate of Amendment of
     Restated Articles of Incorporation dated
     October 19, 1987 (Exhibit 3.1 to Form 10-K
     for fiscal year 1987, File No.  0-464)

3.2  Certificates of Determination of Preferences               28
     for Series C Preferred Stock (Exhibit 3.2 to
     Form 10-K for fiscal year 1987, File No. 0-464)

3.3  Certificate of Amendment of the Company's                  28
     Restated Articles of Incorporation dated
     April 27, 1988.  (Exhibit 3.3 to Form 10-K
     for fiscal year 1989, File No. 0-464)

3.4  By-laws dated September 21, 1977, as                       28
     amended 24 November 19, 1980, April 21, 1982,
     June 15, 1983, September 17, 1984, and
     November 16, 1987 (Exhibit 3.3 to Form 10-K
     for fiscal year 1987, File No. 0-464).

3.5  Amendment to By-laws dated May 16, 1988.                   28
     (Exhibit 3.5 to Form 10-K for fiscal year
     1991, File No. 0-464)

4.   Instruments Defining the Rights of Security                28
     Holders, including Indentures:

     Mortgage of Chattels and Trust Indenture                   28
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

     Thirty-Third Supplemental Indenture dated as              29
     of May 1, 1988, covering First Mortgage
     9.48% Bonds, Series BB.  (Exhibit 4 to Form 10-Q
     dated September 30, 1988, File No. 0-464)

     Thirty-Fourth Supplemental Indenture dated as             29
     of November 1, 1990, covering First Mortgage
     9.86% Bonds, Series CC.  (Exhibit 4 to Form 10-K
     for fiscal year 1990, File No. 0-464)

     Thirty-Fifth Supplemental Indenture dated as of           29
     November 1, 1992, covering First Mortgage 8.63%
     Bonds, Series DD. (Exhibit 4 to Form 10-Q
     dated September 30, 1992, File No. 0-464)

     Thirty-Sixth Supplemental Indenture dated as of           29
     May 1, 1993, covering First Mortgage 7.90% Bonds
     Series EE (Exhibit 4 to Form 10-Q dated
     June 30, 1993, File No. 0-464)

     Thirty-Seventh Supplemental Indenture dated as            29
     of September 1, 1993, covering First Mortgage
     6.95% Bonds, Series FF (Exhibit 4 to Form 10-Q
     dated September 30, 1993, File No. 0-464)

     Thirty-Eighth Supplemental Indenture dated as             29
     of October 15, 1993, covering First Mortgage 6.98%
     Bonds, Series GG (Exhibit 4 to Form 10-K for fiscal
     year 1994, File No. 0-464)

     Note Agreement dated August 15, 1995, pertaining          29
     to issuance of $20,000,000, 7.28% Series A
     unsecured Senior Notes, due November 1, 2025
     (Exhibit 4 to Form 10-Q dated September 30, 1995
     File No. 0-464)

10.  Material Contracts.

10.1 Water Supply Contract between the Company                 29
     and the County of Butte relating to the
     Company's Oroville District; Water Supply
     Contract between the Company and the Kern
     County Water Agency relating to the
     Company's Bakersfield District; Water
     Supply Contract between the Company and
     Stockton East Water District relating to
     the Company's Stockton District.
     (Exhibits 5(g), 5(h), 5(i), 5(j),
     Registration Statement No. 2-53678, which
     incorporates said exhibits by reference to


     Form 1O-K for fiscal year 1974, File No. 0-464).

10.2 Settlement Agreement and Master Water Sales               30
     Contract between the City and County of San
     Francisco and Certain Suburban Purchasers
     dated August 8, 1984; Supplement to
     Settlement Agreement and Master
     Water Sales Contract, dated August 8, 1984;
     Water Supply Contract between the Company and
     the City and County of San Francisco relating
     to the Company's Bear Gulch District dated
     August 8, 1984; Water Supply Contract
     between the Company and the City and County
     of San Francisco relating to the Company's
     San Carlos District dated August 8, 1984;
     Water Supply Contract between the Company
     and the City and County of San Francisco
     relating to the Company's San Mateo District
     dated August 8, 1984; Water Supply Contract
     between the Company and the City and County
     of San Francisco relating to the Company's
     South San Francisco District dated August 8, 1984.
     (Exhibit 10.2 to Form l0-K for fiscal year 1984,
     File No. 0-464).

10.3 Water Supply Contract dated January 27,                   30
     1981, between the Company and the Santa
     Clara Valley Water District relating to
     the Company's Los Altos District
     (Exhibit 10.3 to Form 10-K for fiscal
     year 1992, File No. 0-464)

10.4 Amendments No. 3, 6 and 7 and Amendment                   30
     dated June 17, 1980, to Water Supply
     Contract between the Company and the
     County of Butte relating to the Company's
     Oroville District. (Exhibit 10.5 to Form
     10-K for fiscal year 1992, File No. 0-464)

10.5 Amendment dated May 31, 1977, to Water                    30
     Supply Contract between the Company and
     Stockton-East Water District relating to
     the Company's Stockton District.
     (Exhibit 10.6 to Form 10-K for fiscal
     year 1992, File No. 0-464)

10.6 Second Amended Contract dated September 25,               30
     1987 among the Stockton East Water District,
     the California Water Service Company, the
     City of Stockton, the Lincoln Village
     Maintenance District, and the Colonial Heights
     Maintenance District Providing for the Sale of
     Treated Water.  (Exhibit 10.7 to Form 10-K for

     fiscal year 1987, File No. 0-464).

10.7 Dividend Reinvestment Plan.  (Exhibit 10.8 to             31
     Form 10-Q dated March 31, 1994, File No. 0-464)

10.8 Water Supply Contract dated April 19, 1927,               31
     and Supplemental Agreement dated June 5,
     1953, between the Company and Pacific Gas
     and Electric Company relating to the
     Company's Oroville District.  (Exhibit 10.9
     to Form 10-K for fiscal year 1992, File No. 0-464)

10.9 California Water Service Company Pension Plan             31
     (Exhibit 10.10 to Form 10-K for fiscal year
     1992, File No. 0-464)

10.10 California Water Service Company Supplemental            31
      Executive Retirement Plan.  (Exhibit 10.11 to
      Form 10-K for fiscal year 1992, File No. 0-464)

10.11 California Water Service Company Salaried                31
      Employees' Savings Plan.  (Exhibit 10.12 to
      Form 10-K for fiscal year 1992, File No. 0-464)

10.12 California Water Service Company Directors               31
      Deferred Compensation Plan  (Exhibit 10.13 to
      Form 10-K for fiscal year 1992, File No. 0-464)

10.13 Board resolution setting forth the terms of              31
      the retirement as amended, for Directors of
      California Water Service Company  (Exhibit 10.14
      to Form 10-K for fiscal year 1992, File No. 0-464)

10.14 $30,000,000 Business Loan Agreement between              31
      California Water Service Company and Bank of
      America dated April 12, 1995, expiring
      April 30, 1997 (Exhibit 10.16 to Form 10-Q
      dated September 30, 1995)

10.15 Agreement between the City of Hawthorne and              31
      California Water Service Company for the 15
      year lease of the City's water system.
      (Exhibit 10.17 to Form 10-Q dated March 31, 1996)

10.16 Water Supply Agreement dated September 25, 1996          31
      between the City of Bakersfield and California
      Water Service Company. (Exhibit 10.18 to Form 10-Q
      dated September 30, 1996)

13.  Annual Report to Security Holders, Form 10-Q              32
     or Quarterly Report to Security Holders:

     1996 Annual Report.  The sections of the 1996 Annual
     Report which are incorporated by reference in this 10-K filing. This includes those sections referred to in Part II, Item 5, Market for Registrant's
     Common Equity and Related Shareholder Matters;
     Part II, Item 6, Selected Financial Data; Part II,
     Item 7, Management's Discussion and Analysis of
     Financial Condition and Results of Operations; and
     Part II, Item 8, Financial Statement and Supplementary Data.

27.  Financial Data Schedule as of December 31, 1996           32



