Form 10-Q
period 1997-03-31
CALIFORNIA WATER SERVICE CO
filed 1997-05-05
CIK 16422

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                       FORM 10-Q
(Mark One)
 ____
|_X_| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the quarterly period ended  March 31, 1997
                                      OR
 ___
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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common shares outstanding as of April 28, 1997 - 6,309,570. This Form 10-Q contains a total of 10 pages.

PART I - FINANCIAL INFORMATION

CALIFORNIA WATER SERVICE COMPANY

ITEM 1  FINANCIAL STATEMENTS      BALANCE SHEET
                                              MARCH 31, 1997     DEC. 31, 1996
                                                         In Thousands
ASSETS
Utility plant                                       $623,713          $618,432
Less depreciation                                    178,844           174,844
Net utility plant                                    444,869           443,588

Current assets:
Cash and cash equivalents                                970             1,368
Accounts receivable                                   12,740            12,965
Unbilled revenue                                       5,452             5,353
Unbilled conservation revenue                            175               224
Materials and supplies                                 2,219             2,324
Taxes and other prepaid expenses                       4,420             4,537
Total current assets                                  25,976            26,771

Regulatory assets                                     37,691            37,556
Other deferred assets                                  4,426             4,475
                                                    $512,962          $512,390

CAPITALIZATION AND LIABILITIES

Capitalization

Common shareholders' equity:
Common stock                                          44,941            44,941
Retained earnings                                    108,839           109,285
Total common shareholders' equity                    153,780           154,226

Preferred stock                                        3,475             3,475
Long term debt                                       142,153           142,153
Total capitalization                                 299,408           299,854

Current liabilities:
Short-term borrowings                                  4,000             7,500
Accounts payable                                      17,266            14,692
Accrued expenses and other liabilities                14,403            12,602
Total current liabilities                             35,669            34,794

Unamortized investment tax credit                      3,086             3,086
Deferred income taxes                                 24,097            23,736
Advances for construction                             95,000            95,226
Contributions in aid of construction                  43,075            43,067
Regulatory liabilities                                12,627            12,627
                                                    $512,962          $512,390

See accompanying notes on page 5                                             2

                    CALIFORNIA WATER SERVICE COMPANY
                          STATEMENT OF INCOME
                                                       March 31
                                                   1997         1996
FOR THE THREE MONTHS ENDED:                          In Thousands

Operating revenue                               $37,558      $32,298

Operating expenses:
Operation                                        23,006       20,864
Maintenance                                       1,921        1,817
Depreciation                                      3,388        3,005
Federal income taxes                              1,347          597
State income taxes                                  267          181
Property and other taxes                          1,917        1,840
Total operating expenses                         31,846       28,304

Net operating income                              5,712        3,994

Other income and expenses:
Interest and amortization on long term debt       2,890        2,952
Other income and expenses, net                      (99)        (135)
                                                  2,791        2,817

Net income                                        2,921        1,177
Preferred dividends                                  38           38
Net income available for common stock            $2,883       $1,139

Weighted average shares outstanding               6,310        6,275

Earnings per share of common stock                $0.46        $0.18

Dividends per share of common stock             $0.5275        $0.52






See accompanying notes on page 5                                           3


                      CALIFORNIA WATER SERVICE COMPANY
                           STATEMENT OF CASH FLOWS
                         FOR THE THREE MONTHS ENDED

                                                              In Thousands
                                                                 MARCH 31
                                                             1997       1996
Operating activities:
Net Income                                                 $2,921     $1,177

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation                                                3,388      3,005
Regulatory assets and liabilities, net                       (135)       (66)
Deferred income taxes and investment tax credits, net         361        (70)
Change in assets and liabilities:
Accounts receivable                                           225      2,502
Unbilled revenue                                              (50)     1,174
Materials and supplies                                        105       (131)
Taxes and other prepaid expenses                              117        214
Accounts payable                                            2,574     (1,029)
Accrued expenses and other liabilities                      1,801      1,133
Other changes, net                                            440        274
Net adjustments                                             8,826      7,006
Net cash provided by operating activities                  11,747      8,183

Investing activities:
Utility plant expenditures                                 (5,471)   (11,695)

Financing activities:
Net short-term borrowings                                  (3,500)     1,000
Proceeds from issuance of common stock                          0        363
Advances for construction                                     645      1,420
Contributions in aid of construction                          405        376
Refunds of advances for construction                         (857)      (795)
Dividends                                                  (3,367)    (3,298)

Net cash used for financing activities                     (6,674)      (934)
Change in cash and cash equivalents                          (398)    (4,446)
Cash and cash equivalents at start of period                1,368      6,273
Cash and cash equivalents at end of period                   $970     $1,827



See accompanying notes on page 5                                           4




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

3. Earnings per share are calculated on the weighted average number of common shares outstanding during the period and net income available for common stock as shown on the Statement of Income

4. Refer to 1996 Annual Report on Form 10-K for a summary of significant accounting policies and detailed information regarding the financial statements.


                                                                           5
PART I  FINANCIAL INFORMATION

Item 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

RESULTS OF FIRST QUARTER OPERATIONS

First quarter net income was $2,921,000 equivalent to $0.46 per common share, a 28 cents increase from the $0.18 earned in 1996's first quarter. These results represent the Company's highest first quarter earnings, except for 1987's first quarter which included $0.39 due to a change in accounting method related to recording unbilled revenue.

Operating revenue increased $5,260,000 from 1996 to $37,558,000. Weather, rate increases and new customers were important factors contributing to the revenue increase. Consumption levels during the latter part of the quarter were significantly greater than last year because of warm and dry weather. Average sales per customer increased 6% and average revenue per customer 13%. The 6,000 City of Hawthorne customers added on March 1, 1996, are included in revenue from new customers for January and February of 1997. A breakdown of the increase in operating revenue is accounted for in the following table:

Rate increases                      $2,007,000
Increased consumption                2,377,000
Usage by new customers                 876,000
Net revenue increase                $5,260,000

Water production for the quarter was 13% above last year's level. Well production provided 44% of the supply with 54% purchased from wholesale suppliers and 2% obtained from surface supply and processed through the Company's Bear Gulch district treatment plant. Water production costs, which includes purchased water, purchased power and pump taxes, increased $1,819,000 or 17% due to the additional production and suppliers' rate increases which became effective in six districts since last year. The purchased water rate increases ranged from 1% to 7%. Power savings were achieved commencing last February by taking advantage of modified power rate tariffs offered by suppliers; on a comparative basis, some benefit continued to be realized in the first part of the current quarter. Three districts have higher pump tax rates in effect this year. The components of water production expense and the changes from last year are shown in the table below:

                        First Quarter          Dollar
                            1997 Cost          Change

Purchased water           $10,103,000      $1,384,000
Purchased power             1,701,000         303,000
Pump taxes                    430,000         132,000
Total                     $12,234,000      $1,819,000

Other operations expense increased $323,000, primarily due to a 3.0% general wage increase which was effective January 1st and increases in related employee benefits.

Depreciation and amortization expense increased $383,000 due primarily to increased depreciation expense authorized by the Commission in the rate case decision received in 1996 affecting five districts. The additional expense was about $250,000 and is reflected in customer rates. Amortization expense increased to reflect the write off of the Hawthorne lease up front payment.

Federal and state income taxes increased $836,000 because of greater taxable income.

REGULATORY MATTERS

In July 1996, the Company filed with the California Public Utilities Commission (Commission) for rate increases in two districts representing about 11% of total customers. In early January 1997, hearings before the Commission regarding this filing were completed and a decision regarding the application was received from the full Commission in April. The Commission's decision authorizes a 10.35% return on common equity. The decision is expected to increase 1997 revenue by about $2.5 million.

LIQUIDITY

Interest expense on long-term debt decreased by $62,000 as a result of the retirement of Series K first mortgage bonds and sinking fund payments made in the fourth quarter of 1996. Short-term interest expense increased $81,000 due to additional borrowings under the Company's bank line of credit during the current quarter. At March 31, 1997, $4 million was borrowed under the bank line of credit at an effective interest rate of 6.9%.

The first quarter common dividend was paid on February 15, 1997, at $0.5275 per share. The $0.5275 represents a $0.0075 increase in the quarterly dividend rate as approved by the Board of Directors at their January meeting. Annualized, the dividend rate is $2.11 per common share.

No new common shares were issued under the Company's Dividend Reinvestment Plan (Plan) during the first quarter. Shares required for the Plan were purchased on the open market and redistributed to shareholders who elected to participate in the Plan. About 11% of the outstanding shares participate in the Plan.

During the quarter, utility plant expenditures totaled $5,471,000 for additions to and replacements of utility plant. Of the $5,471,000, $3,718,000 was funded through the Company's construction budget with the balance consisting of funds received from developers as contributions in aid of construction and refundable advances for construction. The 1997 Company construction budget is $23,200,000.

WATER SUPPLY

The Company believes that its various sources of water supply are sufficient to meet customer demand for the remainder of the year. Approximately half of the water source is purchased from wholesale suppliers with the other half pumped from wells. Storage in state reservoirs was 113% of historic average as of March 31, 1997, and groundwater levels remain adequate.

PART II   OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits required to be filed by Item 601 of Regulation S-K
    None

(b) No reports on Form 8-K have been filed during the quarter ended March 31, 1997.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          CALIFORNIA WATER SERVICE COMPANY
                                                      Registrant


                                        /s/ Gerald F. Feeney
April 28, 1997                          Gerald F. Feeney
                                        Vice President, Chief Financial Officer
                                        and Treasurer