Form 10-Q
period 1997-06-30
CALIFORNIA WATER SERVICE CO
filed 1997-08-01
CIK 16422

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                    FORM 10-Q
(Mark One)
 ____
|_X_| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1997

                                    OR
 ___
|___|	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the transition period from ___________________  to _______________________

Commission file number ________0-464__________________________________________

______________________California Water Service Company________________________
            (Exact name of registrant as specified in its charter)

_____California____________________________94-0362795________________________
(State or other jurisdiction       (I.R.S. Employer Identification No.)
of incorporation or organization)

1720 North First Street, San Jose, CA___________95112_________________________
(Address of principal executive offices)     (Zip Code)

_______________________1-408-367-8200______________________________________
(Registrant's telephone number, including area code)

___________________________Not Applicable___________________________________
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes________ No________

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common shares outstanding as of July 31, 1997 - 6,309,570. This Form 10-Q contains a total of 14 pages.

PART I - FINANCIAL INFORMATION

CALIFORNIA WATER SERVICE COMPANY

ITEM 1  FINANCIAL STATEMENTS            BALANCE SHEET

                                                  JUNE 30, 1997  DEC 31, 1996
                                                         (In Thousands)
ASSETS
Utility plant                                          $629,522      $618,432
Less depreciation                                       181,381       174,844
Net utility plant                                       448,141       443,588

Current assets:
Cash and cash equivalents                                 1,587         1,368
Accounts receivable                                      16,145        12,965
Unbilled revenue                                          7,833         5,353
Unbilled conservation revenue                                96           224
Materials and supplies                                    2,225         2,324
Taxes and other prepaid expenses                          4,091         4,537
Total current assets                                     31,977        26,771

Regulatory assets                                        37,219        37,556
Other deferred assets                                     4,379         4,475
                                                       $521,716      $512,390

CAPITALIZATION AND LIABILITIES
Capitalization
Common shareholders' equity:
Common stock                                             44,941        44,941
Retained earnings                                       114,351       109,285
Total common shareholders' equity                       159,292       154,226

Preferred stock                                           3,475         3,475
Long term debt                                          142,153       142,153
Total capitalization                                    304,920       299,854

Current liabilities:
Short-term borrowings                                     3,500         7,500
Accounts payable                                         20,623        14,692
Accrued expenses and other liabilities                   15,119        12,602
Total current liabilities                                39,242        34,794

Unamortized investment tax credit                         3,086         3,086
Deferred income taxes                                    24,002        23,736
Advances for construction                                94,842        95,226
Contributions in aid of construction                     43,132        43,067
Regulatory liabilities                                   12,492        12,627
                                                       $521,716      $512,390


See accompanying notes on page 5                                            2

CALIFORNIA WATER SERVICE COMPANY
STATEMENT OF INCOME

                                                              June 30
                                                          1997       1996
FOR THE THREE MONTHS ENDED:                                In Thousands

Operating revenue                                      $55,083    $49,048

Operating expenses:
Operation                                               30,027     29,421
Maintenance                                              2,300      1,996
Depreciation                                             3,388      3,139
Federal income taxes                                     4,572      3,108
State income taxes                                       1,162        918
Property and other taxes                                 1,846      1,734
Total operating expenses                                43,295     40,316
Net operating income                                    11,788      8,732
Other income and expenses:
Interest and amortization on long term debt              2,890      2,952
Other income and expenses, net                              20       (56)
                                                         2,910      2,896
Net income                                               8,878      5,836
Preferred dividends                                         38         38
Net income available for common stock                   $8,840     $5,798
Weighted average shares outstanding                      6,310      6,285
Earnings per share of common stock                       $1.40      $0.92
Dividends per share of common stock                    $0.5275      $0.52

FOR THE SIX MONTHS ENDED:

Operating revenue                                      $92,641    $81,346

Operating expenses:
Operation                                               53,033     50,285
Maintenance                                              4,222      3,813
Depreciation                                             6,776      6,144
Federal income taxes                                     5,918      3,705
State income taxes                                       1,429      1,099
Property and other taxes                                 3,763      3,575
Total operating expenses                                75,141     68,621
Net operating income                                    17,500     12,725
Other income and expenses:
Interest and amortization on long term debt              5,779      5,904
Other income and expenses, net                            (79)      (192)
                                                         5,700      5,712
Net income                                              11,800      7,013
Preferred dividends                                         76         76
Net income available for common stock                   11,724      6,937
Weighted average shares outstanding                      6,310      6,280
Earnings per share of common stock                       $1.86      $1.10
Dividends per share of common stock                     $1.055      $1.04

See accompanying notes on page 5                                           3

CALIFORNIA WATER SERVICE COMPANY
STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED

                                                             In Thousands
                                                                JUNE 30
                                                          1997         1996
Operating activities:
 Net Income                                            $11,800       $7,013
 Adjustments to reconcile net income to net
  cash provided by operating activities:
 Depreciation                                            6,776        6,144
 Regulatory assets and liabilities, net                    202        (132)
 Deferred income taxes and investment tax credits, net     266        (291)
 Change in assets and liabilities:
 Accounts receivable                                   (3,179)      (2,948)
 Unbilled revenue                                      (2,352)      (1,415)
 Materials and supplies                                     99          463
 Taxes and other prepaid expenses                          446          290
 Accounts payable                                        5,931        3,477
 Accrued expenses and other liabilities                  2,517        2,080
 Other changes, net                                        601           25
  Net adjustments                                       11,307        7,693
  Net cash provided by operating activities             23,107       14,706
Investing activities:
  Utility plant expenditures                          (12,517)     (18,458)
Financing activities:
  Net short-term borrowings                            (4,000)        2,000
  Proceeds from issuance of common stock                     0          721
  Advances for construction                              1,397        2,929
  Contributions in aid of construction                     738        1,067
  Refunds of advances for construction                 (1,773)      (1,716)
  Dividends                                            (6,733)      (6,602)
  Net cash used for financing activities              (10,371)      (1,601)
Change in cash and cash equivalents                        219      (5,353)
Cash and cash equivalents at start of period             1,368        6,273
Cash and cash equivalents at end of period              $1,587         $920



See accompanying notes on page 5                                           4




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

Item 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF SECOND QUARTER OPERATIONS

Second quarter net income was $8,878,000 equivalent to $1.40 per common share, a 52 percent or 48 cents increase from the $0.92 earned in 1996's second quarter. These results represent an all time high for second quarter earnings.

Operating revenue increased $6,035,000 from 1996 to $55,083,000.
Weather, rate increases and new customers each contributed to the revenue increase. Consumption levels, as measured by average sales per metered customer, increased 11% during the quarter due to drier and warmer weather throughout the period. Revenue benefited from the general rate increase, which was effective June 11, 1996, and covered five districts and 47% of the Company's customers. A breakdown of the increase in operating revenue is accounted for in the following table:

General rate increases           $1,960,000
Step rate increases                 409,000
Offset rate increases               158,000
Total rate increases              2,527,000
Increased consumption             3,096,000
Usage by 3,108 new customers        412,000
Net revenue increase             $6,035,000

Total operating expenses increased 7% this year.

Water production for the quarter was 9% above last year's level. Well production provided 54% of the supply with 46% purchased from wholesale suppliers. Water production costs, which includes purchased water, purchased power and pump taxes, decreased $670,000 despite the increase in water production. Purchased water refunds totaling $2,524,000 were received from two wholesale suppliers and credited to purchased water costs during the quarter, offsetting the additional production costs, and wholesale water suppliers'
rate increases that became effective in five districts since last year.   The
components of water production expense and the changes from last year are shown in the table below:

                     Second Quarter            Dollar
                          1997 Cost            Change
Purchased water         $13,004,000       ($1,041,000)
Purchased power           3,637,000           118,000
Pump taxes                1,495,000           253,000
Total                   $18,136,000         ($670,000)

Other operations expense increased $1,276,000,  primarily due to the impact of the 3.0% general wage increase which was effective at the start of
the year and increases in related employee benefits.   Customer accounting
expense increased due to the timing of certain purchases. The California Public Utilities Commission reimbursement fee, which is based on 1-1/2% of billings, was greater due to additional customer billings.

Depreciation and amortization expense increased $249,000 due primarily to increased depreciation expense authorized by the Commission in the rate case decision received in June 1996 affecting five districts. The additional expense is reflected in customer rates.

Federal and state income taxes increased $1,708,000 because of greater taxable income. The California tax rate decreased from last year's 9.3% to 8.84% this year.

REGULATORY MATTERS

In July 1997, the Company filed its 1997 rate case applications with the California Public Utilities Commission (Commission) for rate increases in four districts representing 7% of total customers. The applications request additional annual revenue of about $650,000.

In early February 1997, hearings before the Commission regarding the 1996 rate case filings were completed and a decision regarding the application was received from the full Commission in April. The Commission's decision authorized a 10.35% return on common equity. The decision is expected to increase 1997 revenue by about $2.5 million.

LIQUIDITY

Interest expense on long-term debt decreased by $62,000 as a result of the retirement of Series K first mortgage bonds and sinking fund payments made in the fourth quarter of 1996. Short-term interest expense increased $73,000 due to additional borrowings under the Company's bank line of credit during the current quarter. At June 30, 1997, $3.5 million was borrowed under the bank line of credit at an effective interest rate of 6.9%. During the quarter, the bank line of credit was renewed for a two year period with the maximum amount available to the Company under the arrangement increased to $50 million from $30 million.

The second quarter common dividend was paid on May 15, 1997, at $0.5275 per share. The $0.5275 represents a $0.0075 increase in the quarterly dividend rate from last year as approved by the Board of Directors at their January meeting. Annualized, the dividend rate is $2.11 per common share. Based on the 12 month earnings per share at June 30, 1997, the dividend payout ratio is 56%.

About 11% of the outstanding shares participate in the Company's Dividend Reinvestment Plan (Plan). No new common shares were issued under the Plan during the second quarter. Shares required for the Plan were purchased on the open market and redistributed to Plan participants.

Book value per common share was $25.25 at June 30, 1997, compared to $23.58 a year earlier.

During the quarter, utility plant expenditures totaled $7,046,000 for additions to and replacements of utility plant. Of that amount, $3,718,000 was funded through the Company's construction budget with the balance consisting of funds received from developers as contributions in aid of construction and refundable advances for construction. The 1997 Company construction budget is $23,200,000.

The Indian Springs Mutual Utility Company's 187 customer water system was acquired during the quarter. The system is operated as part of the Salinas district. The Company had been operating the system for several months prior to completing the acquisition.

HOLDING COMPANY FORMATION

Progress continues to be made on formation of the holding company structure as authorized by the shareholders at their annual meeting. In conjunction with formation of the holding company, the Company's common stock will be split on a two-for-one basis and the Series C preferred stock's voting rights adjusted proportionately. Regulatory approval for adoption of the holding company is anticipated to be received in this year's fourth quarter.

WATER SUPPLY

The Company believes that its various sources of water supply are sufficient to meet customer demand for the remainder of the year.
Historically, approximately half of the water source is purchased from wholesale suppliers with the other half pumped from wells. Storage in state reservoirs was 116% of historic average as of May 31, 1997, and groundwater levels remain adequate.

PART II OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

(a) The annual meeting of shareholders of California Water Service Company was held April 16, 1997, at the Company's executive office in San Jose, California.

(b) At the annual shareholders' meeting, a Board of Directors was elected for the ensuing year. The following directors were elected as nominated:

    Robert W. Foy          Edward D. Harris, Jr., M.D.
    Robert K. Jaedicke     Richard P. Magnuson
    Linda R. Meier         Peter C. Nelson
    C. H. Stump            Edwin E. Van Bronkhorst
    J. W. Weinhardt

(c) Three matters were voted on at the meeting: (1) a proposal to adopt formation of a holding company structure, (2) election of directors for the ensuing year, and (3) ratification of the Board's selection of independent auditors for 1997.

(1) The shareholders approved the adoption of a holding company structure which will include a two-for-one common stock split and a proportionate increase in the preferred stock's voting rights in connection with the holding company formation. 4,877,045 shares voted in favor of this proposal, 71,483 voted against it, 53,884 shares abstained, and 1,374,710 shares did not vote.

(2) Tabulation of votes for the election of directors was:

                                        For              Withheld

    Robert W. Foy                 6,340,184                36,938
    Edward D. Harris Jr., M.D.    6,334,276                42,846
    Robert K. Jaedicke            6,331,315                45,807
    Richard P. Magnuson           6,342,638                34,484
    Linda R. Meier                6,336,211                40,911
    Peter C. Nelson               6,343,900                33,222
    C. H. Stump                   6,341,601                35,521
    Edwin E. Van Bronkhorst       6,341,096                36,026
    J. W. Weinhardt               6,334,307                42,815

(3) The directors selection of KPMG Peat Marwick to serve as independent auditors for 1997 was ratified by the shareholders. There were 6,260,567 votes in favor, 36,587 against, 79,968 abstentions on this matter and no non votes.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits required to be filed by Item 601 of Regulation S-K.
    None.

(b) No reports on Form 8-K have been filed during the quarter ended
    June 30, 1997.

SIGNATURES

Pursuant to the requirement of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the authorized undersigned.

CALIFORNIA WATER SERVICE COMPANY
Registrant

/s/ Gerald F. Feeney
Vice President, Chief Financial Officer
and Treasurer


July 31, 1997