Form 10-Q
period 1997-09-30
CALIFORNIA WATER SERVICE CO
filed 1997-11-10
CIK 16422

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549
                               FORM 10-Q

(Mark One)
 ___
|_X_| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the quarterly period ended   September 30, 1997
                              OR
 ___
|___| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES
      EXCHANGE ACT OF 1934

For the transition period from __________________ to _________________________

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

                        1-408-367-8200
        (Registrant's telephone number, including area code)

                          Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes __X_    No

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities
under a plan confirmed by a court.  Yes _____    No   _____

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common shares outstanding as of October 31, 1997 - 6,309,570. This Form 10-Q contains a total of 12 pages.

PART I - FINANCIAL INFORMATION
ITEM 1  FINANCIAL STATEMENTS
                  CALIFORNIA WATER SERVICE COMPANY
                           BALANCE SHEET

                                            Sept 30, 1997     Dec 31, 1996

                                                     (In Thousands)
ASSETS

Utility plant                                    $638,238         $618,432
Less depreciation                                 185,001          174,844
Net utility plant                                 453,237          443,588

Current assets:

Cash and cash equivalents                             934            1,368
Accounts receivable                                16,436           12,965
Unbilled revenue                                    7,982            5,577
Materials and supplies                              2,091            2,324
Taxes and other prepaid expenses                    6,435            4,537
Total current assets                               33,878           26,771
Regulatory assets                                  37,574           37,556
Other deferred assets                               4,332            4,475
                                                 $529,021         $512,390

CAPITALIZATION AND LIABILITIES

Capitalization

 Common shareholders' equity:
  Common stock                                     44,941           44,941
  Retained earnings                               118,845          109,285
 Total common shareholders' equity                163,786          154,226

  Preferred stock                                   3,475            3,475
  Long term debt                                  142,153          142,153
 Total capitalization                             309,414          299,854

 Current liabilities:
  Short-term borrowings                             2,000            7,500
  Accounts payable                                 19,001           14,692
  Accrued expenses and other liabilities           19,517           12,602
 Total current liabilities                         40,518           34,794

 Unamortized investment tax credit                  3,086            3,086
 Deferred income taxes                             24,444           23,736
 Advances for construction                         95,658           95,226
 Contributions in aid of construction              43,409           43,067
 Regulatory liabilities                            12,492           12,627
                                                 $529,021         $512,390

See accompanying notes on page 5                                           2

CALIFORNIA WATER SERVICE COMPANY
STATEMENT OF INCOME
                                                     September 30
                                                 1997             1996
FOR THE THREE MONTHS ENDED:                          In Thousands

Operating revenue                             $59,551          $59,230

Operating expenses:
 Operation                                     35,971           34,319
 Maintenance                                    2,560            2,186
 Depreciation                                   3,435            3,263
 Federal income taxes                           4,017            4,634
 State income taxes                             1,008            1,365
 Property and other taxes                       2,020            1,975
Total operating expenses                       49,011           47,742
Net operating income                           10,540           11,488
Other income and expenses:
 Interest and amortization on long term debt    2,889            2,953
 Other income and expenses, net                 (209)            (138)
                                                2,680            2,815
Net income                                      7,860            8,673
Preferred dividends                                38               38
Net income available for common stock          $7,822           $8,635
Weighted average shares outstanding             6,310            6,295
Earnings per share of common stock              $1.24            $1.37
Dividends per share of common stock           $0.5275            $0.52

FOR THE NINE MONTHS ENDED:

Operating revenue                            $152,192         $140,577

Operating expenses:
 Operation                                     89,005           84,604
 Maintenance                                    6,782            5,999
 Depreciation                                  10,211            9,407
 Federal income taxes                           9,936            8,339
 State income taxes                             2,436            2,464
 Property and other taxes                       5,783            5,550
Total operating expenses                      124,153          116,363
Net operating income                           28,039           24,214
Other income and expenses:
 Interest and amortization on long term debt    8,668            8,859
 Other income and expenses, net                 (289)            (331)
                                                8,379            8,528
Net income                                     19,660           15,686
Preferred dividends                               114              114
Net income available for common stock         $19,546          $15,572
Weighted average shares outstanding             6,310            6,285
Earnings per share of common stock              $3.10            $2.48
Dividends per share of common stock           $1.5825            $1.56

See accompanying notes on page 5                                          3

CALIFORNIA WATER SERVICE COMPANY
STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED

                                                            In Thousands
                                                            SEPTEMBER 30
                                                         1997           1996
Operating activities:
 Net Income                                           $19,660        $15,686
 Adjustments to reconcile net income to net
 cash provided by operating activities:
  Depreciation                                         10,211          9,407
  Regulatory assets and liabilities, net                (153)          (181)
  Deferred income taxes and investment tax
   credits, net                                           708            582
  Change in assets and liabilities:
   Accounts receivable                                (3,471)        (3,037)
   Unbilled revenue                                   (2,405)        (2,097)
   Materials and supplies                                 233            165
   Taxes and other prepaid expenses                   (1,898)        (2,262)
   Accounts payable                                     4,309          4,036
   Accrued expenses and other liabilities               6,915          9,158
   Other changes, net                                     714            644
    Net adjustments                                    15,163         16,415
    Net cash provided by operating activities          34,823         32,101

Investing activities:
   Utility plant expenditures                        (21,795)       (27,298)

Financing activities:
   Net short-term borrowings                          (5,500)             0
   Proceeds from issuance of common stock                   0         1,076
   Advances for construction                            3,562         4,059
   Contributions in aid of construction                 1,343         2,440
   Refunds of advances for construction               (2,767)       (2,724)
   Dividends                                         (10,100)       (9,911)
   Net cash used for financing activities            (13,462)       (5,060)

Change in cash and cash equivalents                     (434)         (257)
Cash and cash equivalents at start of period            1,368         6,273
Cash and cash equivalents at end of period               $934        $6,016


See accompanying notes on page 5                                           4




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

Item 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF THIRD QUARTER OPERATIONS

Third quarter net income was $7,860,000 equivalent to $1.24 per common share, a 13 cents decrease from the $1.37 earned in 1996's third quarter.

Operating revenue increased $321,000 to $59,551,000. Rate increases and billings to new customers added to revenue, however, those increases were offset by a decline in usage by existing customers. Consumption levels, as measured by average sales per metered customer, decreased by 1% during the quarter primarily due to unseasonable summer rains. A breakdown of the increase in operating revenue is accounted for in the following table:

General rate increases                 $566,000
Step rate increases                     546,000
Total rate increases                  1,112,000
Decreased consumption                (1,237,000)
Usage by 3,310 new customers            446,000
Net revenue increase                   $321,000

Total operating expenses increased 3% this year.

Water production was 0.4% above 1996's level. Well production provided 56% of the supply with 44% purchased from wholesale suppliers. Water production costs, which includes purchased water, purchased power and pump taxes, increased $940,000.

Wholesale water suppliers' rate increases ranging from 1% to 7% became
effective in five districts since last year.   The components of water
production expense and the changes from last year are shown in the table below:

                                                                         6

                      Third Quarter         Dollar
                          1997 Cost         Change
Purchased water         $17,191,000       $991,000
Purchased power           4,830,000        (39,000)
Pump taxes                1,719,000        (12,000)
Total                   $23,740,000       $940,000

Other operations expense increased $712,000, primarily due to the impact of the 3.0% general wage increase which was effective at the start of the year and increases in related employee benefits.

Maintenance expense increased $374,000 due to various main repairs and scheduled tank maintenance and painting.

Depreciation and amortization expense increased $172,000 due to increased depreciation expense authorized by the Commission in the rate case decision received in April 1997 affecting the Livermore and Palos Verdes districts, and due to greater utility plant investments in all districts. The additional expense is being reflected in customer rates.

Federal and state income taxes decreased $974,000 because of lower taxable income. The California tax rate decreased from last year's 9.3% to 8.84% this year.

REGULATORY MATTERS

In July 1997, the Company filed its 1997 rate case applications with the California Public Utilities Commission (Commission) for rate increases in four districts representing 7.4% of total customers. The applications request additional first year annual revenue of about $650,000 and step rate increases of about $240,000 in each year 1999 through 2001. The Company's proposal also includes the continuation of the current return on equity (ROE) rate at 10.35%. For the Oroville and Selma districts, the application proposes that rate increases for the succeeding five years be based on the increase in the Consumer Price Index for water/sewerage. These proposed increases are designed to cover increases in operating expenses and plant investments, and allows for Commission action if the Rate of Return ("ROR") varies more than 250

                                                                          7

basis points from the requested 9.32% ROR.

LIQUIDITY

Interest expense, including amortization of debt premium, on long-term debt decreased by $64,000 as a result the reduction in outstanding debt by the retirement of Series K first mortgage bonds and sinking fund payments made in November 1996. Short-term interest expense increased $20,000 due to additional borrowings under the Company's bank line of credit during the current quarter. At September 30, 1997, $2 million was borrowed under the Company's $50 million bank line of credit at an effective interest rate of 7.025%. The short-term borrowings were repaid in early October, however, the Company expects cash needs to require borrowing under the credit line again in November.

The third quarter common dividend, the 211th consecutive quarterly dividend, was paid on August 15, 1997 at $0.5275 per share. The $0.5275 represents a $0.0075 increase in the quarterly dividend rate from last year as authorized by the Board of Directors at their January meeting. Annualized, the dividend rate is $2.11 per common share. Based on the 12 month earnings per share of $3.63 at September 30, 1997, the dividend payout ratio is 58%.

About 11% of the outstanding shares participate in the Company's current Dividend Reinvestment Plan (DRP). No new common shares were issued under the DRP during the third quarter. Shares required for the DRP were purchased on the open market and redistributed to DRP participants.

Book value per common share was $25.96 at September 30, 1997 compared to $24.41 a year earlier.

During the quarter, utility plant expenditures totaled $9,278,000 for additions to and replacements of utility plant. Of that amount, $6,366,000 was funded through the Company's construction budget with the balance provided by funds received from developers as contributions in aid of construction and refundable advances for construction. The 1997 Company construction budget is $23,200,000.

                                                                           8

HOLDING COMPANY FORMATION

Regulatory approval necessary to complete formation of the holding company is anticipated during the fourth quarter this year. The two-for-one common stock split and a proportional increase in the Series C preferred stock's voting rights will occur in conjunction with the holding company formation. An effective date of January 1, 1998 is expected for both events.

NEW DIVIDEND REINVESTMENT AND STOCK PURCHASE PLAN

On October 15, 1997, the Company announced plans to introduce a new
Dividend Reinvestment and Stock Purchase Plan ("Plan"). The Plan will allow registered shareholders to reinvest dividends in Company shares and to purchase additional shares directly from the Company without incurring a commission. Investors purchasing Company shares for the first time can do so through the Plan, also without paying a commission. There will be a provision for selling Plan shares through the transfer agent, Boston EquiServe, who will be the Plan Administrator. Shareholders who participate in the current dividend reinvestment plan will automatically be enrolled in the new Plan. The Plan is expected to be activated during the first quarter of 1998 at which time
Plan documents will be distributed.

                                                                           9

WATER SUPPLY

The Company believes that its various sources of water supply are sufficient to meet customer demand for the remainder of the year. Historically, approximately half of the water source is purchased from wholesale suppliers with the other half pumped from wells. Storage in state reservoirs remains at or above historic levels and groundwater levels remain adequate.

                                                                          10

PART II OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits required to be filed by Item 601 of Regulation S-K.
    None.

(b) No reports on Form 8-K have been filed during the quarter ended September 30, 1997.

                                                                          11


SIGNATURES

Pursuant to the requirement of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the authorized undersigned.

CALIFORNIA WATER SERVICE COMPANY
Registrant
/s/ Gerald F. Feeney
    Vice President, Chief Financial Officer and Treasurer


October 31, 1997

                                                                          12